Form 10-K/A
period 2019-12-31
Merus N.V.
filed 2020-04-29
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Market on June 28, 2019, was approximately $342.7 million.

The number of shares of registrant’s Common Shares outstanding as of February 28, 2020 was 29,003,005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Merus N.V. (the “Company,” “Merus,” “we,” and “our”) for the year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2020 (the “Original Filing”).

This Amendment is being filed solely for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2019. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2019.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is including Item 15 of Part IV with this Amendment, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above or as otherwise expressly provided by the terms of this Amendment, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table presents our directors along with their ages and positions:

Name	Age	Position
Sven (Bill) Ante Lundberg, M.D.	57	President, Chief Executive Officer, Principal Financial Officer, and Executive Director
Russell G. Greig, Ph.D. (3)	67	Chairman of the Board
Mark Iwicki (2)(3)	53	Non-Executive Director
Len Kanavy	58	Non-Executive Director
John de Koning, Ph.D. (1)(3)	52	Non-Executive Director
Anand Mehra, M.D. (1)	44	Non-Executive Director
Gregory D. Perry (1)(2)	59	Non-Executive Director
Victor Sandor, M.D.C.M.	53	Non-Executive Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nomination and Corporate Governance Committee.

Sven (Bill) Ante Lundberg, M.D. has served on our board of directors since June 2019 and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (“CRISPR”), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (“Alexion”), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (“Taligen”), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, Dr. Lundberg held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/MIT, and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Russell G. Greig, Ph.D. has served as the Chairman and a non-executive director of our board of directors since July 2018. Mr. Greig worked at GlaxoSmithKline, a pharmaceutical company, for three decades, most recently as President of SR One, GlaxoSmithKline’s corporate venture group. Prior to joining SR One, he served as President of GlaxoSmithKline’s Pharmaceuticals International from 2003 to 2008 as well as on the GlaxoSmithKline corporate executive team. Currently, Mr. Greig serves as Chairman of: BiomX in Israel, MedEye Solutions in the Netherlands, eTheRNA in Belgium and Sanifit in Spain. He was previously Chairman of Ablynx in Belgium (acquired by Sanofi, France), Isconova in Sweden (acquired by Novavax, United States), Novagali in France (acquired by Santen, Japan), Syntaxin in the United Kingdom (acquired by Ipsen, France) and Bionor in Norway, as well as a board member of TiGenix in Belgium (acquired by Takeda, Japan), Oryzon in Spain and Onxeo Pharma (previously BioAlliance Pharma) in France. From 2013 to 2016, he was a venture partner at Kurma Life Sciences (Paris, France), a healthcare investment firm. Mr. Greig received a B.Sc. in Biochemistry from the University of Manchester and a Ph.D. from the University of Manchester. We believe that Mr. Greig is qualified to serve on our board of directors due to his leadership and international business experience, scientific experience and breadth of knowledge about our business.

Mark Iwicki has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairman of our board of directors. Mr. Iwicki is the chief executive officer and chairman of the board of directors of Kala Pharmaceuticals, Inc. and serves as a member of the boards of directors of Aimmune Therapeutics, Inc., Nimbus Therapeutics, Oxeia Biopharmaceuticals and Akero Therapeutics, Inc. In addition, Mr. Iwicki has served on the board of the Wellesley Youth Hockey Association. Mr. Iwicki served as president and chief executive officer and a member of the board of directors of Civitas Therapeutics, Inc. from January 2014 until its acquisition by

Acorda Therapeutics, Inc. in October 2014. From December 2012 to January 2014, Mr. Iwicki served as president and chief executive officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki was president and chief executive officer and director of Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc. Mr. Iwicki holds an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due his leadership, commercial and business experience in the biotechnology industry and breadth and knowledge about our business.

Len Kanavy has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. He currently serves on the board of privately held KMK Consulting. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

John de Koning, Ph.D. has served as a non-executive director of our board of directors since January 2010. Mr. De Koning has been a partner at LSP (Life Sciences Partners), a life sciences investment firm, since January 2006. Mr. De Koning currently serves on the boards of the private companies GTX medical, eTheRNA and Aelin Therapeutics. Previously, he served on the supervisory boards of BMEYE (acquired by Edwards Lifesciences), Prosensa (acquired by BioMarin) and Skyline Diagnostics, and as a non-executive director on the boards of argenx, Pronota (acquired by MyCartis) and Innovative Biosensors Inc. Mr. De Koning holds an M.Sc. in medical biology from Utrecht University and a Ph.D. in oncology from the Erasmus University Rotterdam. We believe that Mr. De Koning is qualified to serve on our board of directors due to his leadership and international business experience, scientific experience and breadth of knowledge about our business.

Anand Mehra, M.D. has served as a non-executive director of our board of directors since August 2015. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (“Aclaris”), and Prothena Corporation PLC. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held Aclaris, as well as on the boards of several private companies. Within the past five years, he also served on the boards of directors of the publicly held pharmaceutical companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals, Inc. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life sciences industry, his service on the board of directors of other public life sciences companies and his extensive leadership experience qualify him to serve on our board of directors.

Gregory D. Perry has served as a non-executive director of our board of directors since May 2016 and Vice Chairman of our board of directors since August 2018. Mr. Perry has served as the Chief Financial Officer at Finch Therapeutics Group, a microbiome therapeutics company, since May 2018. Mr. Perry served as Chief Financial and Administrative Officer of Novelion Therapeutics Inc., a biopharmaceutical company (“Novelion”), from November 2016 to December 2017. Prior to Novelion, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals Inc., a biopharmaceutical company, from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., now Sensen Bio, a fusion-protein therapeutics company, from January 2014 to June 2015. Prior to that, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics Holdings Corp., a biomaterials and biotechnology company, from September 2013 to December 2013, and prior to that he served as the Senior Vice President and Chief Financial Officer of ImmunoGen, Inc., a biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was the Chief Financial Officer of Elixir Pharmaceuticals and, prior to that, Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Since February 2018, Mr. Perry has served on the board of directors of Kala Pharmaceuticals, including as chair of its audit committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, including as chair of its audit committee and a member of its compensation committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in

Economics and Political Science from Amherst College. We believe that Mr. Perry is qualified to serve on our board of directors based on his financial experience, leadership and business experience and breadth and knowledge about our business.

Victor Sandor, M.D.C.M. has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (“Array”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi and Mektovi for the treatment of BRAFV600E/K mutant melanoma. Prior to joining Array, from September 2014 to June 2019, he was Senior Vice President for Global Clinical Development at Incyte Corporation (“Incyte”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi for the treatment of myelofibrosis and polycythemia vera. From February 2010 to September 2014, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, from October 2009 to February 2010, held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex(r) (anastrozole) for adjuvant use and the development of early stage programs through proof-of-concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience.

Executive Officers

The following table presents our executive officers along with their ages and positions:

Name	Age	Position
Sven (Bill) Ante Lundberg M.D. (1)	57	President, Chief Executive Officer and Principal Financial Officer
Lex Bakker, Ph.D.	54	Chief Development Officer
John de Kruif, Ph.D.	56	Chief Technology Officer
Hui Liu, Ph.D.	47	Chief Business Officer and Head of Merus U.S.
Peter B. Silverman, J.D.	42	General Counsel and Chief Intellectual Property Officer
Mark Throsby, Ph.D.	53	Chief Scientific Officer

(1)	Information concerning Sven (Bill) Ante Lundberg M.D., our President, Chief Executive Officer and Principal Financial Officer, is located above in the section entitled “Board of Directors.”

Alexander (“Lex”) Berthold Hendrik Bakker, Ph.D. has served as our Chief Development Officer since October 2010. His responsibilities include strategic scientific leadership, management of preclinical and clinical development and manufacturing, business development support, external collaboration and partnership management. Prior to joining Merus, Mr. Bakker directed preclinical and clinical development at Crucell N.V., a biotechnology company. Mr. Bakker holds a Ph.D. in Tumor Immunology from the University of Nijmegen and was a postdoctoral fellow at the DNAX Research Institute.

Cornelis Adriaan (“John”) de Kruif, Ph.D. has served as our Chief Technology Officer since January 2013 and previously served as our Chief Scientific Officer from April 2007 to January 2013. His responsibilities include management of antibody discovery, antibody platform technology development, antibody engineering, external collaborations, partnerships management and operational activities. Before joining Merus, from October 2000 to October 2006, he served as a director of antibody discovery for Crucell N.V., a biotechnology company, specializing in vaccines and biopharmaceutical technology. Mr. de Kruif holds a Ph.D., in Antibody Engineering from Utrecht University.

Hui Liu, Ph.D. has served as our Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018. His responsibilities include all aspects of business development, including in- and out- licensing, acquisitions and alliance management, and expansion of Merus in the United States. Prior to joining Merus, Mr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology at Novartis AG (“Novartis”), a pharmaceutical company, from 2013 to 2015, and as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, from 2009 to 2012. Prior to Novartis, Mr. Liu held various management positions at Pfizer, Inc. (“Pfizer”), a pharmaceutical company, from 2004 to 2009 and at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. From 2001 to 2004, Mr. Liu was an investment banker at Goldman Sachs and Citigroup. Mr. Liu holds a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University.

Peter B. Silverman, J.D. has served the Company since 2014, first as outside counsel, as our General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include all aspects of the Company’s legal and intellectual property matters, and provides significant contributions to the Company’s management and operations. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold White Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

Mark Throsby, Ph.D. has served as our Chief Scientific Officer since January 2013 and previously served as our Chief Operating Officer from October 2008 to January 2013. His responsibilities include strategic scientific leadership, management of discovery, pre-clinical research, business development support, external collaborations and partnerships management. Before joining Merus, from October 2000 to October 2008, he served as a senior scientist and then as director of antibody discovery for Crucell N.V., a biotechnology company, specializing in vaccines and biopharmaceutical technology. Mr. Throsby holds a Ph.D. in neuro-immunology from Monash University. On April 15, 2020, Mr. Throsby resigned as Executive Vice President and Chief Scientific Officer, effective July 31, 2020.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and others temporarily assigned to perform work or services for us. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.merus.nl. Our board of directors is responsible for administering the Code of Business Conduct and Ethics. The board of directors is allowed to amend, alter or terminate the Code of Business Conduct and Ethics. In addition, we intend to post on our website all disclosures that are required by law or the rules of the Nasdaq Global Market (“Nasdaq”) concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Director Candidates

Shareholders may recommend individuals to our nomination and corporate governance committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to our nomination and corporate governance committee, c/o Secretary, Merus N.V., Yalelaan 62, 3584 CM Utrecht, the Netherlands. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate shareholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Mr. Perry, Dr. Mehra and Mr. De Koning. Mr. Perry serves as the Chairman of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our board of directors has determined that Mr. Perry is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K and satisfies the independence requirements contemplated by Rule 10A-3 under the Exchange Act and Nasdaq rules.

Item 11. Executive Compensation.

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2019 Summary Compensation Table” below. In 2019, our “named executive officers” and their positions were as follows:

•	Sven “Bill” Lundberg, M.D., President, Chief Executive Officer and Principal Financial Officer;

•	Andres Sirulnik M.D., Ph.D., former Chief Medical Officer;

•	Hui Liu, Ph.D., Chief Business Officer, Head of Merus US; and

•	Ton Logtenberg, Ph.D., former President, Chief Executive Officer and Principal Financial Officer.

2019 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Sven “Bill” Lundberg, M.D.(1)	2019	33,242	—	129,030	—	—	162,272
President, Chief Executive Officer and Principal Financial Officer

Andres Sirulnik M.D., Ph.D. (2)	2019	411,341	—	488,600	163,894	6,143	1,069,978
Former Chief Medical Officer	2018	403,275	50,000	523,800	96,408	6,175	1,079,658

Hui Liu, Ph.D.	2019	388,141	—	836,500	154,644	3,243	1,382,528
Chief Business Officer, Head of Merus US	2018	361,794	—	498,420	98,529	41,184	999,927

Ton Logtenberg, Ph.D.(3)	2019	513,821	—	3,704,722	—	1,140,259	5,358,802
Former President, Chief Executive Officer and Principal Financial Officer	2018	487,278	—	1,501,560	184,191	87,865	2,260,894

(1)

Dr. Lundberg was appointed as our President, Chief Executive Officer and Principal Financial Officer on December 31, 2019. Amounts shown for Dr. Lundberg represent compensation earned by him as a non-employee member of the board during 2019.

(2)	Dr. Sirulnik resigned as Executive Vice President and Chief Medical Officer in April 2020.
(3)	Amounts shown for Mr. Logtenberg were paid in Euros and converted to U.S. dollars based on an exchange conversion rate of 1.1195 U.S. dollars for one Euro.
(4)

Amounts reflect the full grant date fair value of option awards granted during 2019 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of these awards in Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the financial year ended December 31, 2019, originally filed with the SEC on March 16, 2020. For Mr. Liu, the amount shown includes a performance-based option granted during 2019 based on the probable outcome of the applicable performance condition on the grant date. The maximum potential value of the performance-based option on the grant date was $155,000. The amount for Mr. Logtenberg also includes $2,448,322, the incremental fair value attributable to the modification of his outstanding equity awards made in 2019 pursuant to his settlement agreement.

(5)

Amounts shown reflect annual bonuses earned under our performance-based incentive plan for 2019. For additional information see “Narrative to Summary Compensation Table–Annual Performance-Based Incentive Plan” below.

(6)

The table below sets forth information regarding “All Other Compensation” for the year ended December 31, 2019. For additional information on the severance payments paid to Mr. Logtenberg, see “Employment and Separation Agreements–Settlement Agreement with Mr. Logtenberg” below.

Name	401(k) Match	Pension Contributions	Severance Payments	Vacation Allowance	Total
Sven “Bill” Lundberg, M.D.	—	—	—	—	—

Name	401(k) Match	Pension Contributions	Severance Payments	Vacation Allowance	Total
Andres Sirulnik, M.D., Ph.D.	$6,143	—	—	—	$6,143
Hui Liu, Ph.D.	$3,243	—	—	—	$3,243
Ton Logtenberg, Ph.D.	—	$54,649	$1,048,196	$37,414	$1,140,259

Narrative to Summary Compensation Table

Base Salaries

We pay our named executive officers a base salary to compensate them for the satisfactory performance of services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s level of responsibility and performance.

In February 2019, the board of directors, based on the recommendation of the compensation committee, approved increasing the base salary of Dr. Sirulnik and the base salary of Mr. Liu effective as of January 1, 2019. In February 2020, the board of directors further increased the base salaries of Dr. Sirulnik and Mr. Liu effective as of January 1, 2020. The 2019 and 2020 base salary increases were generally provided in recognition of the executives’ performance during the prior year, specifically Dr. Sirulnik’s leadership and management in advancing the Company’s clinical programs and Mr. Liu’s assumption of certain financial responsibilities and leadership in business development efforts and alliance management of the Company’s collaborations. The base salaries earned by our named executive officers for 2019 are set forth above in the Summary Compensation Table in the column entitled “Salary.”

In December 2019 we entered into an employment agreement with Dr. Lundberg pursuant to which he will be entitled to receive an annual base salary of $564,900.

Compensation Peer Group and Peer Selection Process

In making determinations about executive compensation, the compensation committee of the board of directors (the “compensation committee”) believes that obtaining relevant market data is important. Such information provides a solid reference point and helpful context for making decisions, even though, relative to other companies, there are differences and unique aspects of Merus. When making decisions about the structure and component mix of our executive compensation program, the compensation committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of our peer companies, as derived from public filings, surveys and other sources.

With the assistance of Radford, which is part of the Rewards solutions practice at Aon plc (“Radford”), the compensation committee developed the following criteria for the selection of peer companies for 2019 executive compensation decisions:

•	Sector: Biotechnology and pharmaceutical industries

•	Stage of Development: Phase 2/Phase 3, preference toward the field of oncology

•	Market Capitalization: Approximately 1/3x to 3x the Company’s 30-day average market capitalization

•	Headcount: Approximately 1/3x to 3x the Company’s projected headcount; 50 to 450 employees

•	Years Public: Preference toward companies that went public in the last five years

•	Continuity: Maintaining a substantial level of year-over-year consistency is favored

Considering the nature of the Company as having executive team members resident in both the United States and in Europe, the compensation committee developed peer groups in both geographic areas. We believe that tailoring the peer groups for these two distinct regions in which we compete for talent, and referencing both, empowers us to make the best decisions for us and our shareholders in connection with establishing a competitive executive compensation program. The compensation committee reviews the peer groups annually, consistent with best practices for corporate governance.

Based on an extensive and thoughtful process, the U.S. peer group used for 2019 executive compensation decisions consisted of the following 21 companies:

Akebia Therapeutics	Deciphera Pharmaceuticals	ImmunoGen	Selecta Biosciences

ArQule	Epizyme	Kura Oncology	Stemline Therapeutics

Calithera Biosciences	Fate Therapeutics	MacroGenics	Sydax Pharmaceuticals

Concert Pharmaceuticals	GlycoMimetics	Pieris Pharmaceuticals	Syros Pharmaceuticals

Corbus Pharmaceuticals	Immune Design	REGENXBIO	Voyager Therapeutics

CytomX Therapeutics
The European peer group used for 2019 compensation decisions consisted of the following 17 companies:
4SC	DBV Technologies	Molecular Partners	Oxford BioMedica

Adaptimmune Therapeutics	Innate Pharma	Newron Pharmaceuticals	ProQR Therapeutics

Affimed	Kiadis Pharma	Nordic Nanovector	UniQure

Argenx	Medigene	ObsEva	Zealand Pharma

Celyad

We generally target delivering a total compensation package that is within a competitive range around the median as compared to our U.S. or European peer group, as applicable. As such, our compensation committee reviews data pertaining to the 25th, 50th and 75th percentiles for base salary, total cash compensation (base salary plus annual performance-based incentive plan) and long-term incentive compensation when undertaking its competitive analysis. For 2019, the target total compensation of our executives fell approximately between the 50th and the 75th percentiles of our U.S. peer groups and above the 75th percentiles of our European peer groups. This competitive analysis is one factor, among others, taken into account by our compensation committee in assessing current compensation levels and recommending changes to compensation or additional incentive opportunities and grants.

2019 Target Pay Mix

By emphasizing short- and long-term incentives, the 2019 target pay mix reflects our executive compensation philosophy and objectives of pay-for-performance and alignment of executive officers’ interests with those of Merus and our shareholders.

The compensation committee allocated compensation among base salary, target annual performance-based incentive plan amounts and the grant date fair value of long-term incentives in the form of stock options. The values and allocations were determined by the compensation committee with reference to, and consistent with, the allocations among such elements at the peer group companies in the relevant geographic area.

Annual Performance-Based Incentive Plan

We maintain an annual performance-based incentive plan pursuant to which we may grant our employees, including our named executive officers, incentive cash bonuses based upon corporate and/or individual performance. We generally pay annual cash bonuses based upon the achievement of set corporate level and personal goals for the period. Achievement of the targets is measured following year-end and the actual bonus amounts paid to our named executive officers are determined by our board of directors, based on the recommendation of the compensation committee.

Each named executive officer has an annual target bonus that is expressed as a percentage of base salary. The 2019 target bonus amount for Dr. Sirulnik and Mr. Liu was 40% of their respective base salaries.

The corporate objectives for our 2019 performance-based incentive plan accounted for 70% of the bonus opportunity for Dr. Sirulnik and Mr. Liu and were generally related to certain operational and clinical corporate goals, including the advancement of lead pre-clinical and clinical candidates from the Company’s Biclonics® and TriclonicsTM technology platforms, identification and execution of business development activities, and achievement of certain general and administrative goals concerning increased intellectual property filings protecting the Company’s platforms and assets and bolstering the Company’s internal controls and financial reporting capabilities. Individual objectives are established annually and, in 2019, accounted for 30% of Dr. Sirulnik’s and Mr. Liu’s bonus opportunity. The 2019 individual objectives for Dr. Sirulnik generally related to the advancement of clinical candidates and for Mr. Liu generally related to the identification and execution of business development activities, assumption of additional financial responsibilities and certain general and administrative goals.

The actual amounts paid to our named executive officers under our performance-based incentive plan for 2019 are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Under the terms of his employment agreement, Dr. Lundberg will be eligible to receive an annual bonus targeted at 55% of his annual base salary.

Long-Term Incentive Plan

We grant options to our named executive officers as the long-term incentive component of their compensation. Our options have an exercise price at least equal to the fair market value of a common share on the date of grant and typically vest as to 25% of the shares subject to the option on the first anniversary of the grant date and in 36 substantially equal monthly installments thereafter, subject to the holder’s continued employment with us and potential accelerated vesting in certain circumstances as described below under “Employment and Separation Agreements.”

From time to time our board of directors has also granted restricted share units as it determined appropriate to motivate particular employees. No restricted share units were granted to our named executive officers during 2019.

During 2019, the named executive officers were granted options as follows:

Named Executive Officer	Number of Shares subject to 2019 Options
Sven “Bill” Lundberg, M.D.	17,000	(1)
Andres Sirulnik, M.D., Ph.D.	70,000	(2)
Hui Liu, Ph.D.	105,000	(3)
Ton Logtenberg, Ph.D.	180,000	(2)

(1)

For 2019, Dr. Lundberg received long-term equity compensation under our Non-Executive Director Compensation Program. He was granted an option to purchase 17,000 shares that vested as to 33% of the shares on March 19, 2020 and in 24 substantially equal monthly installments thereafter.

(2)	The options were granted in February 2019 and vested as to 25% of the shares on January 1, 2020 and in 36 substantially equal monthly installments thereafter.
(3)

In February 2019, Mr. Liu was granted an option to purchase 70,000 shares, which option vests pursuant to the vesting schedule described in footnote 2. In July 2019, Mr. Liu was granted an option to purchase 35,000 shares, of which 20,000 shares subject to the option vest in 48 substantially equal monthly installments following the date of grant, and 15,000 shares subject to the option are eligible to vest in 48 substantially equal monthly installments following achievement of certain performance-based milestones.

In connection with his appointment as President, Chief Executive Officer and Principal Financial Officer, in January 2020 Dr. Lundberg was granted an option to purchase 414,917 common shares. This option vests as to 25% of the shares on January 1, 2021 and in 36 substantially equal monthly installments thereafter.

Retirement, Health, Welfare and Additional Benefits

We maintain a 401(k) retirement savings plan for our employees employed in the United States who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan in the United States on the same terms as other full-time employees. Currently, we match 50% of contributions made by participants in the 401(k) plan up to 3% of the employee’s contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

During 2019, Mr. Logtenberg participated in a pension plan maintained for our employees in the Netherlands. The amounts contributed by us on behalf of Mr. Logtenberg for 2019 are set forth above in the Summary Compensation Table in the column entitled “All Other Compensation.”

Our named executive officers are eligible to participate in our employee benefit plans and programs, including health and welfare plans, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans and programs.

Outstanding Equity Awards at 2019 Fiscal Year End

The following table summarizes the number of common shares underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2019.

Name	Vesting Commencement Date		Option Awards						Share Awards
			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)(1)
Sven “Bill” Lundberg, M.D	03/19/2019	(2)	—	17,000	—	12.54		3/19/2029	—	—
Andres Sirulnik, M.D., Ph.D.	10/26/2016	(3)	174,082	45,808	—	18.41		10/26/26	—	—
	01/01/2018	(3)	21,562	23,438	—	17.94		02/21/28	—	—
	01/01/2019	(3)	—	70,000	—	11.16		02/20/29	—	—
Hui Liu, Ph.D.	12/16/2015		98,085	—	—	7.96	(4)	12/16/23	—	—
	01/01/2017	(7)	—	—	—	—		—	7,562	106,473
	01/01/2017	(3)	62,091	23,065	—	21.11		01/01/27	—	—
	01/01/2018	(3)	13,895	15,105	—	17.94		02/21/28	—	—
	01/01/2018	(3)	6,708	7,292	—	18.25		04/04/28	—	—
	01/01/2019	(3)	—	70,000	—	11.16		02/20/29	—	—
	07/01/2019	(5)	2,085	17,915	—	15.77		07/30/29	—	—
	—	(9)	—	—	15,000	15.77		07/30/29	—	—
Ton Logtenberg, Ph.D. (8)	01/26/2015		77,460	—	—	2.16	(6)	3/16/2023	—	—
	08/21/2015		244,586	—	—	7.96	(4)	10/30/2023	—	—
	01/01/2017	(7)	—	—	—	—		—	33,514	471,877
	01/01/2017	(3)	275,098	102,173	—	21.11		01/01/2027	—	—

Name	Vesting Commencement Date		Option Awards					Share Awards
			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)(1)
	01/01/2018	(3)	61,813	67,187	—	17.94	02/21/2028	—	—
	01/01/2019	(3)	—	180,000	—	11.16	02/20/2029	—	—

(1)	Based on the per share closing price of $14.08 on December 31, 2019.
(2)

The option vested as to 33% of the shares subject to the option on the first anniversary of the vesting commencement date and in 24 substantially equal monthly installments thereafter, subject to the holder’s continued service and potential accelerated vesting in certain circumstances as described below under “Employment and Separation Agreements.”

(3)

The options vested as to 25% of the shares subject to the option on the first anniversary of the vesting commencement date and in 36 substantially equal monthly installments thereafter, subject to the holder’s continued service and potential accelerated vesting in certain circumstances as described below under “Employment and Separation Agreements.”

(4)	The option was granted with an exercise price of €7.20 per share and was converted to U.S. dollars based on the conversion rate in effect on the date of grant.
(5)	The option vests in 48 substantially equal monthly installments following the vesting commencement date, subject to the holder’s continued service.
(6)	The option was granted with an exercise price of €1.93 per share and was converted to U.S. dollars based on the conversion rate in effect on the date of grant.
(7)	The unvested portion of the restricted share units vests in substantially equal monthly installments until the fourth anniversary of the vesting commencement date.
(8)

Pursuant to a settlement agreement entered into in connection with his resignation in December 2019, Mr. Logtenberg’s outstanding and unvested equity awards will remain eligible to vest until June 30, 2021 and the post-termination exercise period of his options was extended until December 31, 2021.

(9)

Subject to the holder’s continued service, the option vests in 48 substantially equal monthly installments following achievement of performance milestones generally related to certain operational metrics and the Company’s reporting obligations.

Employment and Separation Agreements

We have entered into employment agreements with each of our named executive officers. The agreements entitle our named executive officers to receive annual base salaries and target bonus opportunities, the current amounts of which are described above under the headings “Base Salaries” and “Annual Performance-Based Incentive Plan.” We also entered into a settlement agreement with Mr. Logtenberg in connection with his resignation in December 2019. Certain key terms of these agreements are described below.

Employment Agreement with Dr. Lundberg

In December 2019, Merus US, Inc. entered into an employment agreement with Dr. Lundberg. Pursuant to the employment agreement, Dr. Lundberg was paid a signing bonus of $25,000 in January 2020.

If Dr. Lundberg’s employment is terminated by Merus US, Inc. without cause or due to Dr. Lundberg’s resignation for good reason, then subject to his executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Lundberg will be entitled to receive (i) base salary continuation payments for 12 months; (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months; and (iii) if such termination occurs on or prior to December 31, 2020, accelerated vesting of any portion of his time-based equity awards that is scheduled to vest within 12 months following the date of such termination.

If Dr. Lundberg’s employment is terminated by Merus US, Inc. without cause or due to Dr. Lundberg’s resignation for good reason, in either case, within 12 months following a change in control, then subject to his executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Lundberg will be entitled to receive, in lieu of the severance payments and benefits described above, (i) a lump sum payment equal to 18 months of his base salary and his target annual bonus; (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 18 months; and (iii) if such termination occurs after December 31, 2020, accelerated vesting of any portion of his time-based equity awards that is unvested as of the date of such termination.

The proprietary information agreement and the release of claims contain restrictive covenants which restrict Dr. Lundberg’s ability to compete with the Company for a period of 12 months following his termination of employment or solicit the Company’s employees, consultants, independent contractors, customers or suppliers for a period of 12 months following termination, subject to Merus US, Inc.’s obligation to pay Dr. Lundberg 50% of his highest annualized base salary for the two year period prior to his termination (or the severance described above) if Merus US, Inc. decides to enforce the non-competition restriction.

Employment Agreements with Dr. Sirulnik and Mr. Liu

If Dr. Sirulnik’s or Mr. Liu’s employment is terminated by Merus US, Inc. without cause or due to the executive’s resignation for good reason, then subject to the executive executing a general release of claims and continuing compliance with a proprietary information agreement, the executive will be entitled to receive base salary continuation payments for 6 months. In addition, Dr. Sirulnik would be entitled to receive (x) payment for any earned but unpaid annual bonus for a completed bonus year and (y) potential accelerated vesting of any portion of the option award granted to him in 2016 that is unvested as of the date of his termination.

If Dr. Sirulnik’s or Mr. Liu’s employment is terminated by Merus US, Inc. without cause or due to the executive’s resignation for good reason, in either case, within 12 months following a change in control, then subject to the executive executing a general release of claims and continuing compliance with a proprietary information agreement, the executive will be entitled to receive, in lieu of the severance payments and benefits described above, (i) a lump sum payment equal to six months of his base salary and 50% of his target annual bonus; and (ii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to nine months. In addition, Dr. Sirulnik would be entitled to receive (x) payment for any earned but unpaid annual bonus for a completed bonus year and (y) accelerated vesting of his outstanding equity awards granted prior to the change in control; provided, that any performance-based equity awards would only vest if the applicable performance goals are achieved.

On April 7, 2020, Dr. Sirulnik notified the Company of his decision to resign as Executive Vice President and Chief Medical Officer, effective April 24, 2020.

Settlement Agreement with Mr. Logtenberg

On December 16, 2019, the Company entered into a settlement agreement with Mr. Logtenberg, pursuant to which Mr. Logtenberg agreed to resign as statutory director and President, Chief Executive Officer and Principal Financial Officer of the Company and as president and director of Merus US, Inc. and separated from employment with the Company, effective as of December 31, 2019.

Mr. Logtenberg is subject to a 12 month non-competition and 18 month non-solicitation restriction and has agreed to provide consulting services to the Company until the end of 2020. Pursuant to the settlement agreement, Mr. Logtenberg received a cash payment of $1,048,196, which includes 18 months of his annual base salary ($770,732) and his target annual cash bonus for 2019 ($277,464). On January 1, 2020, Mr. Logtenberg was granted restricted share units covering 30,000 common shares that vest ratably over 18 months beginning on January 1, 2020. In addition, subject to Mr. Logtenberg’s continued compliance with the terms and conditions of the settlement agreement, and the Company’s proprietary information agreement, Mr. Logtenberg’s outstanding and unvested equity awards will remain eligible to vest until June 30, 2021 and the post-termination exercise period of his options was extended until December 31, 2021.

Director Compensation

We maintain a compensation program for our non-employee directors, the Non-Executive Director Compensation Program, under which each non-executive director was eligible to receive the following amounts for their services on our board of directors during 2019:

•

Upon the director’s initial appointment to our board of directors, an option to purchase the number of common shares of the Company having an aggregate grant date fair value of $212,180, subject to a maximum of 17,000 shares during 2019;

•

If the director has served on our board of directors for at least six months as of the date of an annual meeting of shareholders, and will continue to serve as a non-executive director immediately following such meeting, an option to purchase the number of common shares of the Company having an aggregate grant date fair value of $106,090, subject to a maximum of 8,500 shares during 2019;

•	An annual cash retainer of $37,132;

•	If the director serves on a committee of our board of directors or in the other capacities stated below, an additional annual cash retainer as follows:

•	Chairman of the Board, $51,500;

•	Chairman of the audit committee, $15,914;

•	Audit committee member other than the chairman, $7,957;

•	Chairman of the compensation committee, $13,390;

•	Compensation committee member other than the chairman, $5,305;

•	Chairman of the nomination and corporate governance committee, $13,390;

•	Nomination and corporate governance committee member other than the chairman, $3,978;

•	Chairman of the research and development committee, $13,390; and

•	Research and development committee member other than the chairman, $5,305.

Retainers under the program are payable in arrears in four equal quarterly installments within 15 days following the end of each calendar quarter, provided, that the amount of each payment is prorated for any portion of a quarter that a board member is not serving on our board of directors. The program further provides for an automatic increase of the annual retainers on the first day of each calendar year by an amount equal to 3% of the value of such annual retainer in effect as of the immediately preceding calendar year. The amounts described above for 2019 give effect to this annual increase.

Options granted to our board members under the program have an exercise price equal to the fair market value of our common shares on the date of grant and expire not later than ten years after the date of grant. The options granted upon a director’s initial appointment vest as to 33% of the shares subject to the award on the first anniversary of the date of grant and in 24 substantially equal monthly installments thereafter. The options granted annually to directors vest in 12 substantially equal monthly installments following the date of grant. In addition, all unvested options vest in full upon the occurrence of a change in control. The grant date fair value of each initial award and annual award is, subject to approval by our board of directors, increased on the first day of each calendar year by an amount equal to 3% of the grant date fair value in effect as of the immediately preceding calendar year; provided that, during 2019 the number of shares awarded pursuant to an initial award was limited to 17,000 common shares and an annual award was limited to 8,500 common shares, in each case, subject to adjustment as provided in our 2016 Incentive Award Plan. Our board of directors approved such 3% increase for 2019, and the amounts described above for 2019 give effect to this annual increase.

Each board member is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee of the board of directors on which he or she serves. The board of directors may appoint observers to the board of directors, pending their formal appointment as a board member, in which case, unless the board of directors decides otherwise, the date service as an observer commences shall be considered the effective date of commencing service as a board member for purposes of the Non-Executive Director Compensation Program.

Following Dr. Lundberg’s appointment as our President, Chief Executive Officer and Principal Financial Officer, he receives no additional compensation for his service on our board of directors. The compensation earned by Dr. Lundberg for his service as a director during 2019 is fully reflected in the 2019 Summary Compensation Table above.

2019 Director Compensation Table

The following table sets forth the compensation earned by our non-executive directors for their service on our board of directors during 2019:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mark Iwicki	54,500	68,765	123,265
Russell G. Greig, Ph.D.	107,328	68,765	176,093
Len Kanavy	46,829	68,765	115,594
John de Koning, Ph.D.	49,978	68,765	118,743
Anand Mehra, M.D.	52,360	68,765	121,125
Gregory D. Perry	58,348	68,765	127,113
Victor Sandor, M.D.C.M.	46,075	148,920	194,995

(1)

Amounts reflect the full grant-date fair value of options granted during 2019 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all option awards made to our directors in Note 13 to our consolidated financial statements included in our Annual Report on Form 10-K for the financial year ended December 31, 2019, originally filed with the SEC on March 16, 2020.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2019 by each non-employee director who was serving as of December 31, 2019. None of our non-executive directors held unvested share awards in the Company as of such date.

Name	Options Outstanding at Financial Year End
Mark Iwicki	92,709
Russell G. Greig, Ph.D.	18,466
Len Kanavy	30,318
John de Koning, Ph.D.	36,133
Anand Mehra, M.D.	36,133
Gregory D. Perry	36,133
Victor Sandor, M.D.C.M.	17,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 regarding common shares that may be issued under our equity compensation plans, consisting of the Merus N.V. 2010 Employee Option Plan, as amended, and the Merus N.V. 2016 Incentive Award Plan, as amended (the “2016 Plan”). We do not have any non-shareholder approved equity compensation plans.

Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	3,397,513	(1)	$14.67	(2)	745,873	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	3,397,513		$14.67		745,873

(1)	Includes 82,642 common shares underlying outstanding restricted share units as of December 31, 2019.
(2)	Represents the weighted average exercise price of outstanding options. Restricted share units are not taken into account for purposes of determining the weighted average exercise price.
(3)

Under the terms of our 2016 Plan, the number of common shares that may be issued under the 2016 Plan will automatically increase on January 1st of each year, for a period of ten years, from January 1, 2017 continuing through January 1, 2026, by 4% of the total number of common shares outstanding on December 31st of the preceding calendar year, or a lesser number of shares as may be determined by the board of directors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common shares, as of April 7, 2020, by:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common shares;

•	each of our named executive officers and directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each shareholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares over which the individual or entity has sole or shared voting power or investment power. Applicable percentage ownership is based on 29,013,477 common shares outstanding as of April 7, 2020. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, common shares subject to options, restricted share units or other rights held by such person that are currently exercisable or will become exercisable or will vest within 60 days of April 7, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless noted otherwise, the address of all listed shareholders is c/o Merus N.V., Yalelaan 62, 3584 CM Utrecht, the Netherlands. Each of the shareholders listed has sole voting and investment power with respect to the shares beneficially owned by the shareholder unless noted otherwise, subject to community property laws where applicable.

	Shares beneficially owned
Name of beneficial owner	Number	Percent
5% or greater shareholders:
BVF (1)	3,532,346	12.2%
Incyte Corporation (2)	3,200,000	11.0%

	Shares beneficially owned
Name of beneficial owner	Number	Percent
Bay City Capital Coöperatief U.A. (3)	2,113,574	7.3%
Baker Brothers Life Sciences L.P. (4)	2,037,469	7.0%
Sofinnova Venture Partners IX, L.P. (6)	1,961,039	6.8%
EcoR1 Capital, LLC (6)	1,718,200	5.9%
Medicxi Growth I LP (7)	1,600,000	5.5%

Named Executive Officers and Board of Directors:
Sven (Bill) Ante Lundberg, M.D. (8)	44,054	*
Ton Logtenberg, Ph.D. (9)	1,182,151	4.0%
Andres Sirulnik, M.D., Ph.D. (10)	248,965	*
Hui Liu, Ph.D. (11)	280,623	1.0%
Russell G. Greig, Ph.D. (12)	13,861	*
Mark Iwicki (13)	92,000	*
Len Kanavy (14)	28,029	*
John de Koning, Ph.D. (15)	35,424	*
Anand Mehra, M.D. (16)	35,424	*
Gregory D. Perry (17)	35,424	*
Victor Sandor, M.D.C.M. (18)	7,508	*
All directors and executive officers as group (15 persons) (19)	2,587,479	8.3%

*	Indicates beneficial ownership of less than 1% of the total outstanding common shares.
(1)

Consists of (a) 1,804,105 shares held directly by Biotechnology Value Fund, L.P. (“BVF”), (b) 1,386,889 shares held directly by Biotechnology Value Fund II, L.P. (“BVF2”), (c) 244,303 shares held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”) and (d) 97,049 shares held in a certain account managed by BVF Partners L.P. (“Partners”) (the “Partners Managed Account”). BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the shares beneficially owned by BVF. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the shares beneficially owned by BVF2. BVF Partners OS Ltd. (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the shares beneficially owned by Trading Fund OS. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the shares beneficially owned by BVF, BVF2, Trading Fund OS, and the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the shares beneficially owned by Partners. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the shares beneficially owned by BVF Inc. The beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 14, 2020 and Forms 4 filed with the SEC on January 15, 2020 and January 21, 2020. The address for BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc. and Mr. Lampert is 44 Montgomery Street, 40th Floor, San Francisco, CA 94104. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.

(2)	The address of Incyte Corporation is 1801 Augustine Cut-off, Wilmington, Delaware 19803.
(3)

Consists of (a) 2,062,025 common shares held directly by Bay City Capital Fund V, L.P. (“Fund V”), (b) 39,295 common shares held by Bay City Capital Fund V Co-Investment Fund, L.P. (“Fund V-SBS”), which are the two sole investors in Bay City Capital Coöperatief U.A., and (c) 12,254 common shares held directly by Bay City Capital LLC (“BCC”). Bay City Capital Management V LLC (“BCCM V”) is the general partner of Fund V and Fund V-SBS. BCC is the adviser and manager of BCCM V. BCCM V and BCC represent Fund V and Fund V-SBS, respectively. Thus, BCCM V and BCC share voting and investment power over the shares held by each of Fund V and Fund V-SBS. Lionel Carnot, Fred Craves, Carl Goldfischer, Dayton Misfeldt and Rob Hopfner are the managing directors of BCC. As such, each of these individuals may be deemed to share voting and investment power over these entities, and they disclaim beneficial ownership of all shares except to the extent of any pecuniary interest therein. Beneficial ownership information is based on a Schedule 13D/A filed with the SEC on November 28, 2018. The address for BCC, Fund V, Fund V-SBS and BCCM V is De Boelelaan 7, 1083 HJ Amsterdam, Netherlands.

(4)

Consists of (a) 1,858,777 common shares held directly by Baker Brothers Life Sciences, L.P. (“Life Sciences”) and (b) 178,692 common shares held by 667, L.P. (“667”, and together with Life Sciences, the “Funds”). Pursuant to management agreements among Baker Bros. Advisors LP (the “Adviser”), the Funds and their respective general partners, the Funds’ respective general partners relinquished to the Adviser all discretion and authority with respect to the investment and voting power of the securities held by the Funds, and thus the Adviser has complete and unlimited discretion and authority with respect to the Funds’ investments and voting power over investments. Baker Bros. Advisors (GP) LLC (the “Adviser GP”), Felix J. Baker and Julian C. Baker as managing members of the Adviser GP, and the Adviser may be deemed to be beneficial owners of the common shares directly held by the Funds. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 14, 2020. The address for the Adviser, the Adviser GP, Felix J. Baker and Julian C. Baker is c/o Baker Bros. Advisors LP, 860 Washington Street, 3rd Floor, New York, NY 10014.
(5)

Consists of 1,961,039 common shares held directly by Sofinnova Venture Partners IX, L.P. (“Sofinnova VP”). Sofinnova Management IX, L.L.C. (“Sofinnova Management”) is the general partner of Sofinnova VP and Michael Powell and James Healy are the managing members of Sofinnova Management. Sofinnova Management, Michael Powell and James Healy may be deemed to have shared voting and dispositive power over the shares owned by Sofinnova VP. Such entities and individuals disclaim beneficial ownership over all shares except to the extent of any pecuniary interest therein. Beneficial ownership information is based on a Schedule 13D/A filed with the SEC on September 27, 2017 and information known to us. The address for Sofinnova VP and Sofinnova Management is 3000 Sand Hill Road, Building 4, Suite 250, Menlo Park, California 94025.

(6)

The common shares are held directly by EcoR1 Capital, LLC (“Ecor1”). EcoR1 is the general partner and investment adviser of investment funds. Oleg Nodelman is the control person of EcoR1. Each of Ecor1 and Mr. Nodelman disclaims beneficial ownership of the shares except to the extent of that person’s pecuniary interest therein. The beneficial ownership information presented is based on a Schedule 13G filed with the SEC on February 14, 2020. The address for Ecor1 and Mr. Nodelman is 357 Tehama Street #3, San Francisco, CA 94103.

(7)

Consists of (a) 1,562,872 common shares held directly by Medicxi Growth I LP (“Growth I”) and (b) 37,128 common shares held directly by Medicxi Growth Co-Invest I LP (“Growth Co-Invest I”). Medicxi Growth I GP Limited (“Growth I GP”) is the general partner of Growth I and Growth Co-Invest I and may be deemed to beneficially own the common shares held by Growth I and the Growth Co-Invest I. Medicxi Ventures Management (Jersey) Limited (“Manager”) has been appointed by Growth I GP as manager of Growth I and Growth Co-Invest I and may be deemed to beneficially own the common shares held by Growth I and Growth Co-Invest I. Beneficial ownership information is based on a Schedule 13G filed with the SEC on November 8, 2019. The address for Growth I, Growth Co-Invest I, Growth I GP and Manager is Nick McHardy c/o Intertrust Fund Services (Jersey) Limited, 44 Esplanade, St. Helier, Jersey JE4 9WG.

(8)	Consists of (a) 37,495 common shares and (b) 6,559 options to purchase common shares that are exercisable within 60 days following April 7, 2020.
(9)

Consists of (a) 160,814 common shares held by BioPhrase, B.V., Mr. Logtenberg’s personal holding company, (b) 297,003 common shares held by Mr. Logtenberg, (c) 716,600 options to purchase common shares held by Mr. Logtenberg that are exercisable within 60 days following April 7, 2020, and (d) 7,734 restricted share units held by Mr. Logtenberg that are exercisable within 60 days following April 7, 2020.

(10)	Consists of 248,965 options to purchase common shares held by Dr. Sirulnik, including options that are exercisable within 60 days following April 7, 2020.
(11)

Consists of (a) 52,697 common shares, (b) 226,180 options to purchase common shares that are exercisable within 60 days following April 7, 2020, and (c) 1,746 restricted share units that are exercisable within 60 days following April 7, 2020.

(12)	Consists of 13,861 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(13)	Consists of 92,000 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(14)	Consists of 28,029 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(15)	Consists of 35,424 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(16)	Consists of 35,424 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(17)	Consists of 35,424 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(18)	Consists of 7,508 options to purchase common shares that are or will be exercisable within 60 days following April 7, 2020.
(19)

Consists of (a) 666,018 common shares, (b) 1,901,191 options to purchase common shares that are exercisable within 60 days following April 7, 2020, and (c) 11,270 restricted share units that are exercisable within 60 days following April 7, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the transactions, arrangements and relationships discussed elsewhere in this Amendment and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the following are certain transactions, arrangements and relationships with persons who are, or were during the period beginning January 1, 2018, our directors, executive officers or shareholders owning 5% or more of our outstanding common shares.

Collaboration Agreement and Subscription Agreement with Incyte

We entered into a collaboration and license agreement (the “Collaboration Agreement”) with Incyte. Under the terms of the Collaboration Agreement, we and Incyte agreed to collaborate with respect to the research, discovery and development of bispecific or monospecific antibodies utilizing our proprietary Biclonics® technology platform. The collaboration encompasses up to 11 independent programs, including some of our then current preclinical immuno-oncology discovery programs. For one of the then current preclinical programs referred to as Program 1, we retain the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte has the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For Program 1, later designated as MCLA-145, we and Incyte will conduct and share equally the costs of mutually agreed global development activities and we and Incyte will be solely responsible for independent development activities in our respective territories. We have the option to co-fund development of products, if any, arising from one specified program, and subject to certain conditions, to a second specified program, in each case in exchange for a share of profits in the United States, as well as the right to participate in a specified proportion of detailing activities in the United States for one of such programs. If we exercise our co-funding option for a program, we would be responsible for funding 35% of the associated future global development costs and, for certain of such programs, would be responsible for reimbursing Incyte for certain development costs incurred prior to the option exercise. All products as to which we have exercised our option to co-fund development, if any, would be subject to joint development plans and overseen by a joint development committee, with Incyte having final determination as to such plans in cases of dispute.

For each program other than MCLA-145, where we have not elected to co-fund development or where we do not have such a co-funding option, Incyte is solely responsible for all costs of global development and commercialization activities. We retain the rights to our Biclonics® technology platform as well as clinical and pre-clinical candidates and future programs emerging from our platform that are outside the scope of the Collaboration Agreement.

In January 2017, upon the Collaboration Agreement becoming effective, Incyte made an upfront non-refundable payment to us of $120 million for the rights granted under the Collaboration Agreement. For each program as to which we do not have commercialization or co-development rights, we are eligible to receive up to $100 million in future contingent development and regulatory milestones and up to $250 million in commercialization milestones, as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which we have exercised our option to co-fund development, we are eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and tiered royalties ranging from 6% to 10% of net sales of products outside of the United States, if any. If we opt to cease co-funding a program as to which we exercised our co-development option, then we will no longer receive a share of profits in the United States, but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which we choose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States. For MCLA-145, for which we retain all commercial rights in the United States, we and Incyte are each eligible to receive tiered royalties on net sales, if any, in the other’s territory at rates ranging from 6% to 10%.

The Collaboration Agreement will continue on a program-by-program basis until neither party has any royalty payment obligations with respect to such program or, if earlier, the termination of the Collaboration Agreement or any program in accordance with the terms of the Collaboration Agreement. The Collaboration Agreement may be terminated in its entirety, or on a program-by-program basis, by Incyte for convenience. The Collaboration Agreement may also be terminated by either party under certain other circumstances, including material breach, or on a program-by-program basis for patent challenges of patents under the applicable program, in each case as set forth in the Collaboration Agreement. If the Collaboration Agreement is terminated in its entirety or with respect to one or more programs, all rights in the terminated programs revert to us, subject to payment to Incyte of a reverse royalty of up to 4% on sales of future products, if we elect to pursue and are successful in development and commercialization of products arising from the terminated programs.

2019 Follow-On Offering

In November 2019, we completed an underwritten follow-on public offering in which we sold 5,462,500 common shares, including 715,500 common shares pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $14.50 per share and received net proceeds of $74.0 million, after deducting underwriting discounts and commissions and offering expenses. The following table sets forth the number of common shares purchased in the offering by holders of more than 5% of our common shares:

Name (1)	Common Shares Purchased	Total Purchase Price
Baker Brothers Life Sciences L.P.	850,000	$12,325,000
Medicxi Ventures	1,600,000	23,200,000

(1)	Additional details regarding these shareholders and their equity holdings are provided above under the caption “Security Ownership of Certain Beneficial Owners and Management.”

2018 Private Placement of Common Shares

On February 13, 2018, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors pursuant to which we sold 3,099,997 common shares to such investors in a private placement at a price per share of $18.00, for aggregate gross proceeds of approximately $55.8 million. The following table sets forth the number of common shares purchased in the offering by holders of more than 5% of our common shares:

Name (1)	Common Shares Purchased	Total Purchase Price
BVF	2,124,443	$38,239,974
Sofinnova Venture Partners IX, L.P.	222,222	3,999,996

(1)	Additional details regarding these shareholders and their equity holdings are provided above under the caption “Security Ownership of Certain Beneficial Owners and Management.”

In connection with the Purchase Agreement, we entered into a registration rights agreement with the investors. Pursuant to the registration rights agreement, we agreed to register the resale of the shares sold in the private placement with the SEC. Under the registration rights agreement, we are obligated to maintain the effectiveness of the registration of the shares until such time as the investors no longer hold shares that we are obligated to register under the terms of the registration rights agreement.

Registration Rights

Registration Rights Agreement with Incyte

In connection with the Collaboration Agreement, we entered into a Share Subscription Agreement (the “Subscription Agreement”) with Incyte pursuant to which we agreed to register the common shares held by Incyte. We also agreed to use our reasonable best efforts to keep the registration statement effective until the earlier of (a) all of the common shares held by Incyte having been sold pursuant to an effective registration statement or in compliance with Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), (b) at such time when the common shares held by Incyte could, in the opinion of counsel satisfactory to us, be sold by Incyte in a single transaction under the terms of the Subscription Agreement and the volume and manner of sale limitations under Rule 144 of the Securities Act, and (c) at such time as the registration statement registering the common shares has been effective for 42 months following the expiration of the lock-up period of the common shares, which occurred in July 2018, as specified in the Subscription Agreement.

Registration Rights Agreement with Certain Investors and Executive Officers

In May 2016, we entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of our shareholders, including certain holders of 5% or more of our common shares and certain executive officers, pursuant to which such shareholders are entitled to the following rights with respect to the registration of their common shares (the “registrable securities”) for public resale under the Securities Act. The registration of common shares as a result of the following rights being exercised would enable their holders to trade these shares without restriction under the Securities Act when the applicable registration statement is declared effective.

Demand Registration Rights

If the holders of, at least, 30% of the registrable securities then outstanding request that we effect a registration with respect to all or part of their registrable securities, we may be required to register all or part of the registrable securities then outstanding. We are obligated to effect at most two registrations in response to these demand registration rights. If the holders requesting registration intend to distribute their shares by means of an underwriting, the managing underwriter of such offering has the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.

Piggyback Registration Rights

If we propose to register any of our common shares under the Securities Act, subject to certain exceptions, the holders of registrable securities are entitled to notice of the registration and to include their registrable securities in the registration. If our proposed registration involves an underwriting, the managing underwriter of such offering has the right to limit the number of shares to be underwritten for reasons related to the marketing of the shares.

Form S-3 Registration Rights

If the holders of our registrable securities then outstanding request that we effect a registration of some or all of their registrable securities and we are entitled under the Securities Act to register our common shares on a registration statement on Form S-3, we are obligated to effect such registration. We are not obligated to effect a registration pursuant to these S-3 registration rights if (i) the expected aggregate net proceeds from the sale of the registrable securities for which registration is requested is equal to or less than $1.0 million or (ii) if, within a given 12-month period, we have already effected two registrations on Form S-3 for the holders of registrable securities.

Expenses

Ordinarily, other than underwriting discounts and commissions, we are required to pay all expenses incurred by us related to any registration effected pursuant to the exercise of these registration rights. These expenses may include all registration and filing fees, printing expenses, fees and disbursements of our counsel, reasonable fees and disbursements of a counsel for the selling security holders and Blue Sky fees and expenses.

Termination of Registration Rights

The registration rights terminate upon the earlier of May 18, 2020, or, with respect to the registration rights of an individual holder, when the holder can sell all of such holder’s registrable securities in a three-month period without restriction under Rule 144 under the Securities Act.

Indemnification Agreements

We have entered into agreements with our board of directors and our executive officers to indemnify them against expenses and liabilities to the fullest extent permitted by law. These agreements provide, subject to certain exceptions, for indemnification for related expenses including, among other expenses, attorneys’ fees, retainers, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees incurred by any of these individuals in any action or proceeding. In addition to such indemnification, we provide our board of directors and executive officers with directors’ and officers’ liability insurance.

Director Independence

All of our directors, other than Sven (Bill) Ante Lundberg, M.D., qualify as “independent” in accordance with Nasdaq listing requirements. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Dr. Lundberg is not independent because he is the President, Chief Executive Officer and Principal Financial Officer of our Company.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of KPMG Accountants N.V., our independent registered public accounting firm, billed to us for each of the last two financial years for audit services and billed to us in each of the last two financial years for other services:

Fee Category	2019	2018
Audit Fees	$1,752,869	$1,290,231
Audit-Related Fees	16,790	18,601
Tax Fees	—	—
All Other Fees	2,720	—
Total Fees	$1,772,378	$1,308,832

Audit Fees

Audit fees for the financial year 2019 and 2018 consist of fees billed for the audit of our annual consolidated financial statements for our Dutch statutory annual report, which includes the Company’s annual accounts prepared under Dutch law, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements. Audit fees for the financial year 2019 also included the provision of audit services associated with the Company’s follow-on offering in November 2019.

Audit-Related Fees

Audit-related fees in 2019 and 2018 relate to assurance services related to a specific research grant.

Tax Fees

There were no such fees incurred in 2019 or 2018.

All other fees

All other fees for 2019 represent cost for access to KPMG’s knowledge web portal. There were no such fees incurred in 2018.

Audit Committee Pre-Approval Policy and Procedures

Pursuant to the charter of the audit committee, the audit committee pre-approves audit and non-audit services, provided that de minimis non-audit services may instead be approved in accordance with the available exceptions under the rules of the SEC. The audit committee delegated its authority to pre-approve services to the Chairman of the audit committee on September 19, 2017, and the Chairman must present any such approvals to the full audit committee at the next audit committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUS N.V.

Date: April 29, 2020	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer