Form 10-Q
period 2020-03-31
Merus N.V.
filed 2020-05-11
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-37773

MERUS N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Yalelaan 62 3584 CM Utrecht The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip code)

+31 85 016 2500

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares, nominal value €0.09 per share	MRUS	The Nasdaq Stock Market LLC (Nasdaq Global Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2020, the registrant had 29,035,900 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the anticipated impact of the COVID-19 pandemic on our business and operations, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$165,800	$197,612
Marketable securities	48,234	42,153
Accounts receivable	244	941
Accounts receivable (related party)	1,258	1,711
Prepaid expenses and other current assets	9,915	4,951
Total current assets	225,451	247,368
Marketable securities	—	2,009
Property and equipment, net	3,545	3,715
Operating lease right-of-use assets	4,841	5,215
Intangible assets, net	2,739	2,876
Deferred tax assets	111	288
Other assets	1,275	1,905
Total assets	$237,962	$263,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,381	$3,029
Accrued expenses	12,159	13,536
Current portion of lease obligation	1,393	1,380
Current portion of deferred revenue	1,176	941
Current portion of deferred revenue (related party)	17,458	17,901
Total current liabilities	35,567	36,787
Lease obligation	3,484	3,872
Deferred revenue, net of current portion	270	780
Deferred revenue, net of current portion (related party)	84,055	90,637
Total liabilities	123,376	132,076

Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 29,009,422 and 28,882,217 shares issued and outstanding as at March 31, 2020 and December 31, 2019, respectively	$2,931	$2,918
Additional paid-in capital	444,275	441,395
Accumulated other comprehensive (loss) income	(1,521)	1,586
Accumulated deficit	(331,099)	(314,599)
Total stockholders’ equity	114,586	131,300
Total liabilities and stockholders’ equity	$237,962	$263,376

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$328	$1,602
Collaboration revenue (related party)	5,973	7,227
Total revenue	6,301	8,829
Operating expenses:
Research and development	16,987	11,799
General and administrative	8,882	6,741
Total operating expenses	25,869	18,540
Operating loss	(19,568)	(9,711)
Other income, net:
Interest income, net	280	630
Foreign exchange gains	2,885	2,220
Other income, net	3,165	2,850

Net loss before income taxes	(16,403)	(6,861)
Tax expense	97	222
Net loss	$(16,500)	$(7,083)
Other comprehensive loss:
Currency translation adjustment	(3,107)	(1,900)
Comprehensive loss	$(19,607)	$(8,983)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.68)	$(0.38)
Weighted-average common shares outstanding: Basic and diluted	28,946	23,373

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,500)	$(7,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	258	188
Amortization of intangible assets	66	57
Foreign exchange gain	(2,828)	(2,116)
Loss on disposal of property and equipment	16	—
Stock-based compensation expense	2,291	1,260
Amortization of discount on investments	(47)	(209)
Deferred tax expense	177	148
Changes in operating assets and liabilities:
Accounts receivable	1,092	(733)
Operating lease right-of-use assets and lease obligations	3	3
Prepaid expenses and other current assets	(4,656)	(284)
Accounts payable	386	1,099
Accrued expenses	(916)	(2,018)
Deferred revenue	(4,602)	(3,822)
Net cash used in operating activities	$(25,260)	$(13,510)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(17,091)	$(11,263)
Proceeds from maturities of marketable securities	13,251	19,717
Purchases of intangible assets	—	(178)
Purchases of property and equipment	(148)	(421)
Net cash (used in) provided by investing activities	$(3,988)	$7,855
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	$(164)	$—
Proceeds from stock options exercised	602	28
Net cash provided by financing activities	$438	$28
Foreign exchange impact on cash, cash equivalents and restricted cash	(3,002)	(2,004)
Net decrease in cash, cash equivalents and restricted cash	(31,812)	(7,631)
Cash, cash equivalents, and restricted cash, beginning of period	197,813	164,730
Cash, cash equivalents, and restricted cash, end of period	$166,001	$157,099
SUPPLEMENTAL DISCLOSURES:
Non-cash purchases of property, equipment and intangibles	$126	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	165,800	156,959
Restricted cash included in non-current other assets	201	140
	$166,001	$157,099

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	23,358,977	$2,366	$360,045	$(259,448)	$2,894	$105,857
Exercise of stock options and vesting of restricted stock units	20,678	2	26	—	—	28
Stock-based compensation	—	—	1,260	—	—	1,260
Currency translation adjustment	—	—	—	—	(1,900)	(1,900)
Net loss	—	—	—	(7,083)	—	(7,083)
Balance at March 31, 2019	23,379,655	$2,368	$361,331	$(266,531)	$994	$98,162

Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	$2,931	$444,275	$(331,099)	$(1,521)	$114,586

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Merus N.V. is a clinical-stage immuno-oncology company developing innovative antibody therapeutics, headquartered in Utrecht, the Netherlands. Merus US, Inc. is a wholly-owned subsidiary of Merus N.V. located at 139 Main Street, Cambridge, Massachusetts, United States (collectively, the “Company”).

Since inception, the Company has generated an accumulated deficit of $331.1 million as of March 31, 2020. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $214.0 million as of March 31, 2020 will be sufficient to fund its operations into 2022.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 (as amended, the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2020.

Basis of Presentation

The Company prepared its unaudited consolidated condensed financial statements in compliance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2020 and 2019 are referred to as the first quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2019, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2020, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Pending Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for the Company at the beginning of 2021, including interim periods within that reporting period, although early adoption is permitted. The Company does not expect the impact of adoption to be significant.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. As of March 31, 2020, none of the Company’s arrangements fall within the scope of ASC 808. However, as the Company may engage in future collaborative arrangements in the future, this ASU may apply to those new arrangements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2020	December 31, 2019
	(in thousands)
Money market funds	$23,249	$34,053
Corporate paper and notes	44,240	38,679
U.S. government agency securities	2,495	3,987
U.S. treasuries	1,499	1,496
Total	$71,483	$78,215

Fair value of debt securities	$71,465	$78,254

	March 31, 2020	December 31, 2019
	(in thousands)
Cash equivalents	$23,249	$34,053
Current marketable securities	48,234	42,153
Non-current marketable securities	—	2,009
Total	$71,483	$78,215

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments.

The fair value of money market funds is determined based on publicly available market price for these funds (Level 1). The fair value of other debt securities is determined based on the publicly available inputs which includes a market price for the same or similar instruments adjusted for estimates in interest yield (Level 2).

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Prepaid clinical and manufacturing costs	$4,443	$2,779
Prepaid general and administrative expenses	3,378	789
Interest receivable	215	259
Other	1,879	1,124
Total	$9,915	$4,951

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued research and development expenses	$8,805	$6,618
Accrued general and administrative expenses	1,567	2,402
Accrued personnel costs	1,751	4,495
Other	36	21
Total	$12,159	$13,536

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
U.S. federal	$(56)	$54
U.S. state	(24)	20
Total current tax (benefit) expense	$(80)	$74

U.S. federal	$125	$105
U.S. state	52	43
Total deferred tax expense	$177	$148

Total tax expense	$97	$222

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets will not be realized that are not supported by reversing temporary differences. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party and Regeneron Pharmaceuticals Inc. or Regeneron filed notices of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notices asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. Regeneron withdrew its opposition pursuant to a global December 20, 2018 settlement with the Company. On August 20, 2018, the Company timely responded to these submissions with respect to the unnamed third party. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. We timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, the Company cannot be certain that the Company will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any other material legal proceedings.

7. Leases

There have been no changes in the Company’s lease arrangements since December 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$396	$243
Variable lease cost	82	51
Total lease cost included in operating expenses	$478	$294
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$393	240

8. Collaborations

Incyte

On January 23, 2017, the Company completed the sale of shares and exchange of a license. The Company initially deferred $152.6 million of the transaction price allocated to the license and related activities performance obligation as deferred revenue, to be recognized as revenue over time as the primary benefit of the license to Incyte is access to the platform for the generation of potential product candidates. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be recognized in future periods in accordance with the Company’s revenue recognition policy. Cost reimbursements for research services are recognized as they are performed over time as these are considered a separate performance obligation.

At March 31, 2020, the Company is currently engaged in research and development activities for MCLA-145 and developing candidates for the other programs. No development or commercialization milestones have been achieved to date.

ONO

On March 14, 2018, the Company granted ONO an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination. ONO agreed to pay the Company an upfront, non-refundable payment of €0.7 million. In addition, the Company was entitled to €0.3 million intended to compensate the Company for research services already completed upon entering into the agreement, and €0.2 million to be paid to the Company over time for full time equivalent funding. The Company is entitled to research and development milestones in addition to royalties on future sales. The Company identified performance obligations for: (1) provision of a license for the target combination, and (2) research and development services. The Company concluded that Ono would be able to develop and benefit from the license, independent of the research and development services. The research and development services are capable of being performed by third parties with an appropriate sub-license, and are recognized over time as these services are delivered. Milestone payments are fully constrained as variable consideration to be recognized in future periods in accordance with the Company’s revenue recognition policy.

Amounts related to the provision of a license are amortized over the intended period of use. The Company received €1.0 million (approximately $1.1 million) for the quarter ended March 31, 2019 for development milestones received from Ono based on their progress.

Simcere

In January 2018, the Company granted Simcere an exclusive license to develop and commercialize three bispecific antibodies to be produced by Merus utilizing the Company’s Biclonics® technology platform in the area of immuno-oncology in China. The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs. The Company may be entitled to future development milestone payments. The Company will be eligible to receive tiered royalty payments on sales of any products resulting from the collaboration in China from Simcere. Simcere will be eligible to receive tiered royalty payments on sales outside of China from the Company.

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

To date, the Company has achieved one milestone under this agreement and has received an aggregate of $0.8 million in milestone payments. At March 31, 2020, research and development for three of the three programs is on-going, with the first two programs under going active research and discovery efforts and the third completing the planning phase, with active research planned in the near term.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Ono	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2019	$—	$786	$—	$786
Billings	1,679	—	151	151
Cash receipts	(1,664)	(772)	—	(772)
Foreign exchange	(15)	(14)	—	(14)
Balance at March 31, 2020	—	—	151	151

Unbilled receivables
Balance at January 1, 2019	$1,711	$—	$155	$155
Accrued receivables	1,266	—	94	94
Billings	(1,679)	—	(151)	(151)
Foreign exchange	(40)	—	(5)	(5)
Balance at March 31, 2020	1,258	—	93	93

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2019	$108,538	$336	$1,385	$1,721
Revenue recognized in the period	(4,368)	(49)	(185)	(234)
Foreign exchange	(2,657)	(8)	(33)	(41)
Balance at March 31, 2020	101,513	279	1,167	1,446
Less: current portion	(17,458)	(192)	(984)	(1,176)
Non-current balance at March 31, 2020	84,055	87	183	270

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as a shareholder, as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended March 31, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,368	$49	$150	$199
Reimbursement revenue	1,605	—	94	94
Milestones	—	—	35	35
Total collaboration revenue	$5,973	$49	$279	$328
Operating expenses:
Research and development expense	$340	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$340	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,368	$49	$185	$234

	Three Months Ended March 31, 2019
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,463	$50	$188	$238
Reimbursement revenue	2,764	99	45	144
Milestones	—	1,136	84	1,220
Total collaboration revenue	$7,227	$1,285	$317	$1,602
Operating expenses:
Research and development expense	$137	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$137	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,463	$50	$272	$322

9. Employee Benefits

Share-Based Payments

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$1,023	$828
General and administrative	1,268	432
Total	$2,291	$1,260

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model (2019: Hull White), was $12.62 per option (2019: $7.04 per option) for the 1,048,317 options (2019: 881,671 options) granted during the three months ended March 31, 2020, respectively. The significant weighted average valuation inputs included the risk-free interest rate 1.5% (2019: 2.7%), and volatility 93.9% (2019: 87.9%).  A weighted average expected term of 6.1 years was used in the Black-Scholes option pricing model during the three months ended March 31, 2020 and the weighted-average contractual term of 10.0 years was used in the Hull White model during the three months ended March 31, 2019. The Company updates its valuation estimates and methodology to estimate the grant-date fair value of stock-based compensation periodically to reflect observable market data and exercise behavior.

Executive Settlement

In December 2019, in connection with the departure of the Chief Executive Officer of the Company, the Company awarded benefits, including the following: cash compensation of $0.9 million, a grant of 30,000 RSUs, extended vesting of his equity incentive awards through June 30, 2021 and extended exercisability of his equity incentive awards through December 31, 2021. The cash compensation was paid by the Company on January 31, 2020. There were no substantive service conditions associated with the benefits awarded other than the passage of time. The Company incrementally recognized $1.8 million in general and administrative expense associated with these benefits in the consolidated statement of operations for the year ended December 31, 2019.

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2019. Incyte is a shareholder with holdings representing approximately 11.0% of the outstanding shares of the Company as of March 31, 2020, and 11.1% as of December 31, 2019.

11. Subsequent Events

On April 15, 2020, Mark Throsby, Ph.D. resigned as the Executive Vice President and Chief Scientific Officer of the Company effective July 31, 2020. In connection with his departure, Mr. Throsby has entered into a Settlement Agreement with the Company, pursuant to which Mr. Throsby will be entitled to receive a severance payment equal to 8 months of his annual salary and amortized bonus aggregating approximately $0.3 million. Further, subject to Mr. Throsby’s continued compliance with the terms and conditions of the Settlement Agreement, Mr. Throsby’s unvested equity awards granted to him under the applicable equity-based long-term incentive plan of the Company will continue to vest until October 31, 2020 as if Mr. Throsby had continued in full time service with the Company through such date.  The Company is evaluating the accounting for the modification of his unvested equity awards.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128, or zenocutuzumab, for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-117 for the potential treatment of acute myeloid leukemia; MCLA-158 for the potential treatment of solid tumors; and MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors and a hematological malignancy, B-cell lymphoma. We are also developing a late-stage pre-clinical candidate, MCLA-129 in collaboration with Betta Pharmaceuticals, for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® technology platform and next generation TriclonicsTM technology platform to identify additional multi-specific antibody candidates and advance them to clinical development.

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

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations and business development opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVID-19 Pandemic” below and  “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $214.0 million as of March 31, 2020 will be sufficient to fund our operations into 2022.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145. Merus has observed a moderate impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, including adjustments to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our pre-clinical antibody candidates, including MCLA-129, among other undisclosed pre-clinical candidates associated with our collaborations with Incyte and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trials supply.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our laboratory in Utrecht on a limited, and strictly voluntary basis, maintaining social distancing and imposing other requirements consistent with government guidance.

At this time, there is significant uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the Netherlands, the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the Netherlands, the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Collaborations

Refer to Item 1, “Business—Our Collaborations” and Note 12, “Collaborations,” of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 (as amended, the “Annual Report on Form 10-K”) for a description of the key terms of our arrangements.

Discussion and Analysis of our Results of Operations

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

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Incyte	$6.0	$7.2	$(1.2)
Ono	—	1.3	(1.3)
Other	0.3	0.3	—
Total revenue	6.3	8.8	(2.5)

Collaboration revenue for the three months ended March 31, 2020 decreased $2.5 million as compared to the three months ended March 31, 2019, primarily as a result of a decrease in Incyte reimbursement revenue of $1.3 million, and decrease in Ono milestone revenue of $1.1 million. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2020, we have total deferred revenue of $103.0 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and is expected to be recognized over the next six years.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Research and development	$17.0	$11.8	$5.2
General and administrative	8.9	6.7	2.2
Total operating expenses	$25.9	$18.5	$7.4

Research and development expense for the three months ended March 31, 2020 increased $5.2 million as compared to the three months ended March 31, 2019, primarily as a result of an increase in headcount and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab offset by decreases in costs for MCLA-145.

General and administrative expense for the three months ended March 31, 2020 increased $2.2 million as compared to the three months ended March 31, 2019, primarily as a result of an increase in headcount, stock-based compensation, facilities and professional fees, offset by decreases in consulting cost.

Other Income, Net

The following is a comparison of other income, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Interest income, net	$0.3	$0.6	$(0.3)
Foreign exchange gains	2.9	2.2	0.7
Total other income, net	$3.2	$2.8	$0.4

Other income, net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities.

Income Tax Expense

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Current	$(0.1)	$0.1	$(0.2)
Deferred	0.2	0.1	0.1
Total other income, net	$0.1	$0.2	$(0.1)

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

Net Loss

Net loss for the three months ended March 31, 2020 was $16.5 million, compared to $7.1 million for the three months ended March 31, 2019. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2020, we had $214.0 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

Funding Requirements

Our primary uses of capital are, clinical trial costs, chemistry manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors— The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities, and government grants.

Except for any obligations of our collaborators or licensees to make license, milestone or royalty payments under our agreements with them, and government grants, we do not have any committed external sources of liquidity and currently have no credit facility. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements, license agreements or other business development opportunities in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Net cash used in operating activities	$(25.3)	$(13.5)	$(11.8)
Net cash (used in) provided by investing activities	(4.0)	7.9	(11.9)
Net cash provided by financing activities	0.4	—	0.4

Net cash used in operating activities during the three months ended March 31, 2020 increased $11.8 million as compared to the three months ended March 31, 2019, primarily due to operating cash receipts related to revenue arrangements decreasing $1.6 million, operating cash out flows related to operating expenses increasing $9.9 million and a decrease in cash realized from interest income and foreign exchange of $2.2 million.

Net cash used in investing activities during the three months ended March 31, 2020 reflects $17.1 million of purchases of marketable partially offset by maturities of marketable securities of $13.3 million. Net cash provided by investing activities during the three months ended March 31, 2019 reflects $11.3 million of purchases of marketable securities, offset by maturities of marketable securities of $19.7 million.

Net cash provided by financing activities during the three months ended March 31, 2020 primarily due to proceeds received from stock option exercises of $0.5 million partially offset by payments of public offering costs of $0.2 million. Net cash provided by financing activities during the three months ended March 31, 2019 primarily reflects cash received from stock option exercises of less than $0.1 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the three months ended March 31, 2020 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K, other than updating our use of the option pricing model and associated estimates as described in Note 9 to our unaudited condensed consolidated interim financial statements.

Recently Adopted Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies—Pending Accounting Pronouncements, in the accompanying notes to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Not applicable as a Smaller Reporting Company.

Item 4.Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing our company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $16.5 million, and $7.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $331.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-117, MCLA-158, and MCLA-145 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of March 31, 2020 will be sufficient to fund our operations into 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the Netherlands and the United States.  In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands are not able to travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of the Company’s employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our laboratory in Utrecht on a limited, and strictly voluntary basis, maintaining social distancing and imposing other requirements consistent with the guidance provided by the CDC and RIVM.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our pre-clinical antibody candidates, including MCLA-129, among other undisclosed pre-clinical candidates associated with our collaborations with Incyte and Simcere, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our pre-clinical antibody candidates, including MCLA-129. Moreover, although our collaborators based in China have resumed operations, we may experience labor shortages associated with these pre-clinical development activities due to the current restrictions on travel globally, which may force us to reduce related workflows until such travel restrictions are lifted. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related governmental and private sector restrictions have impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145.  The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by national, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, which may impact approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	interruption or delays in our collaborations, including with Incyte, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-117, MCLA-158, and MCLA-145, and are conducting pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

•

delays in or failure to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the Competent Authorities of the EEA Member States (the 27 EU Member States plus Iceland, Liechtenstein and Norway, and the United Kingdom (until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the UK) or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

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

Our operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the importation, storage, controlled use, handling, release and disposal of, and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, animal byproducts, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our antibody candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our antibody candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any antibody candidates that we develop. Moreover, as a result of the COVID-19 pandemic, certain of our third-party CROs have been affected and in some instances have experienced cessation or mitigation of activity and may experience closures and labor shortages, which may negatively affect our pre-clinical and clinical development activities. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our antibody candidates for our clinical trials, and will rely on our existing and future collaborators to purchase from third-party suppliers the materials necessary to develop and produce our antibody candidates for future clinical trials and, upon approval, our products for commercialization. There are a limited number of suppliers for raw materials that we use to manufacture our antibody candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our antibody candidates for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of an antibody candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of an antibody candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our antibody candidates. If our manufacturers, collaborators or we are unable to purchase these raw materials after regulatory approval has been obtained for our antibody candidates, the commercial launch of our antibody candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our antibody candidates. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers have been affected, which could disrupt or delay their activities and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our pre-clinical and clinical development activities.

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

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel, recruiting additional qualified personnel and managing transitions among these personnel, such as the recent transition of our former President and Chief Executive Officer, and recent resignations of our former Chief Medical Officer and current Chief Scientific Officer.

Our success depends upon the contributions of our senior management, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In December 2019, Ton Logtenberg, Ph.D., stepped down as an executive director, a position he held since co-founding our company in 2003, and as President, Chief Executive Officer and Principal Financial Officer, and Sven “Bill” Lundberg, M.D. was appointed as an executive director and as President, Chief Executive Officer and Principal Financial Officer. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. These recent changes in our senior management may be disruptive to our business, and if we are unable to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to recruit suitable replacements for the Chief Medical Officer and Chief Scientific Officer positions, our business may be adversely affected.

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

As of December 31, 2019, members of our senior management, our board of directors and shareholders affiliated with members of our board of directors, in the aggregate, beneficially owned approximately 12% of our common shares. Depending on the level of attendance at our general meetings of shareholders, these shareholders may be in a position to significantly affect the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including the appointment of board members, certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our articles of association. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our common shares.

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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2019, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2019. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, and a U.S. Holder does not make an election to treat us as a qualified electing fund (QEF) or a mark-to-market election, excess distributions to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our ordinary shares, would be taxed in an unfavorable way. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply. In addition, gains on the sale of our shares would be treated in the same way as excess distributions. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares.  A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

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

Item 5. Other Information

On May 9, 2020, Russell G. Greig, Ph.D., notified Merus N.V. (the “Company”) of his resignation from his position as a non-executive director of the Company’s board of directors (the “Board”) and as Chairman of the Board, effective from the conclusion of the Company’s 2020 annual general meeting of shareholders (the “Annual General Meeting”). The Board has appointed Anand Mehra, M.D. to replace Mr. Greig as Chairman of the Board, effective as of the conclusion of the Annual General Meeting.

Additionally, on May 10, 2020, John de Koning, Ph.D., notified the Company of his resignation from his position as a non-executive director of the Board, effective from the conclusion of Annual General Meeting.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on June 12, 2019	6-K	001-37773	3	6/14/19
10.1	Non-Executive Director Compensation Program					*
10.2	Settlement Agreement, dated April 16, 2020, between Mark Throsby and Merus N.V.					*
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2020

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer