Form 10-Q
period 2020-06-30
Merus N.V.
filed 2020-08-06
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the registrant had 29,057,121 common shares, nominal value €0.09 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$152,088	$197,612
Marketable securities	45,278	42,153
Accounts receivable	142	941
Accounts receivable (related party)	1,809	1,711
Prepaid expenses and other current assets	12,087	4,951
Total current assets	211,404	247,368
Marketable securities	—	2,009
Property and equipment, net	3,617	3,715
Operating lease right-of-use assets	4,531	5,215
Intangible assets, net	2,731	2,876
Deferred tax assets	210	288
Other assets	1,168	1,905
Total assets	$223,661	$263,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,362	$3,029
Accrued expenses	15,931	13,536
Current portion of lease obligation	1,451	1,380
Current portion of deferred revenue	727	941
Current portion of deferred revenue (related party)	17,844	17,901
Total current liabilities	38,315	36,787
Lease obligation	3,119	3,872
Deferred revenue, net of current portion	457	780
Deferred revenue, net of current portion (related party)	81,474	90,637
Total liabilities	123,365	132,076

Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 29,047,344 and 28,882,217 shares issued and outstanding as at June 30, 2020 and December 31, 2019, respectively	$2,935	$2,918
Additional paid-in capital	445,754	441,395
Accumulated other comprehensive (loss) income	680	1,586
Accumulated deficit	(349,073)	(314,599)
Total stockholders’ equity	100,296	131,300
Total liabilities and stockholders’ equity	$223,661	$263,376

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$184	$336	$512	$1,938
Collaboration revenue (related party)	5,872	6,144	11,845	13,371
Grant revenue	—	(123)	—	(123)
Total revenue	6,056	6,357	12,357	15,186
Operating expenses:
Research and development	13,709	10,768	30,696	22,567
General and administrative	8,043	8,214	16,925	14,955
Total operating expenses	21,752	18,982	47,621	37,522
Operating loss	(15,696)	(12,625)	(35,264)	(22,336)
Other income (loss), net:
Interest income, net	99	535	379	1,165
Foreign exchange gains (losses)	(2,346)	(1,214)	539	1,006
Other income (loss), net	(2,247)	(679)	918	2,171

Net loss before income taxes	(17,943)	(13,304)	(34,346)	(20,165)
Tax expense	31	71	128	293
Net loss	$(17,974)	$(13,375)	$(34,474)	$(20,458)
Other comprehensive income (loss):
Currency translation adjustment	2,201	1,098	(906)	(802)
Comprehensive loss	$(15,773)	$(12,277)	$(35,380)	$(21,260)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.54)	$(0.52)	$(1.22)	$(0.91)
Weighted-average common shares outstanding: Basic and diluted	29,034	23,388	28,990	23,380

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,474)	$(20,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	532	393
Amortization of intangible assets	134	112
Foreign exchange gain	(503)	(789)
Loss on disposal of property and equipment	16	—
Stock-based compensation expense	3,483	3,120
Amortization of discount on investments	(79)	(365)
Deferred tax expense	78	158
Changes in operating assets and liabilities:
Accounts receivable	681	1,648
Operating lease right-of-use assets and lease obligations	3	(143)
Prepaid expenses and other current assets	(6,441)	(2,739)
Accounts payable	(599)	(1,323)
Accrued expenses	2,556	(318)
Deferred revenue	(9,255)	(8,576)
Net cash used in operating activities	$(43,868)	$(29,280)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(28,947)	$(34,417)
Proceeds from maturities of marketable securities	28,181	50,934
Purchases of intangible assets	—	(178)
Purchases of property and equipment	(512)	(770)
Net cash (used in) provided by investing activities	$(1,278)	$15,569
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	$(164)	$—
Proceeds from stock options exercised	893	31
Net cash provided by financing activities	$729	$31
Foreign exchange impact on cash, cash equivalents and restricted cash	(1,107)	(701)
Net decrease in cash, cash equivalents and restricted cash	(45,524)	(14,381)
Cash, cash equivalents, and restricted cash, beginning of period	197,813	164,730
Cash, cash equivalents, and restricted cash, end of period	$152,289	$150,349
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$25	$171
Non-cash purchases of property, equipment and intangibles	$35	$230
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	152,088	150,209
Restricted cash included in non-current other assets	201	140
	$152,289	$150,349

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	23,358,977	$2,366	$360,045	$(259,448)	$2,894	$105,857
Exercise of stock options and vesting of restricted stock units	20,678	2	26	—	—	28
Stock-based compensation	—	—	1,260	—	—	1,260
Currency translation adjustment	—	—	—	—	(1,900)	(1,900)
Net loss	—	—	—	(7,083)	—	(7,083)
Balance at March 31, 2019	23,379,655	$2,368	$361,331	$(266,531)	$994	$98,162
Exercise of stock options and vesting of restricted stock units	13,632	2	2	—	—	4
Stock-based compensation	—	—	1,860	—	—	1,860
Currency translation adjustment	—	—	—	—	1,098	1,098
Net loss	—	—	—	(13,375)	—	(13,375)
Balance at June 30, 2019	23,393,287	$2,370	$363,193	$(279,906)	$2,092	$87,749

Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	$2,931	$444,275	$(331,099)	$(1,521)	$114,586
Exercise of stock options and vesting of restricted stock units	37,922	4	287	—	—	291
Stock-based compensation	—	—	1,192	—	—	1,192
Currency translation adjustment	—	—	—	—	2,201	2,201
Net loss	—	—	—	(17,974)	—	(17,974)
Balance at June 30, 2020	29,047,344	$2,935	$445,754	$(349,073)	$680	$100,296

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Merus N.V. is a clinical-stage oncology company developing innovative antibody therapeutics, headquartered in Utrecht, the Netherlands. Merus US, Inc. is a wholly-owned subsidiary of Merus N.V. located at 139 Main Street, Cambridge, Massachusetts, United States (collectively, the “Company”).

Since inception, the Company has generated an accumulated deficit of $349.1 million as of June 30, 2020. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $197.4 million as of June 30, 2020 will be sufficient to fund its operations into the second half of 2022.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 (as amended, the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2020.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2020 and 2019 are referred to as the second quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the

Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2020, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. As of June 30, 2020, none of the Company’s arrangements fall within the scope of ASC 808. However, as the Company may engage in future collaborative arrangements in the future, this ASU may apply to those new arrangements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2020	December 31, 2019
	(in thousands)
Money market funds	$21,906	$34,053
Corporate paper and notes	30,749	38,679
U.S. government agency securities	2,498	3,987
U.S. treasuries	12,031	1,496
Total	$67,184	$78,215

Fair value of debt securities	$67,355	$78,254

	June 30, 2020	December 31, 2019
	(in thousands)
Cash equivalents	$21,906	$34,053
Current marketable securities	45,278	42,153
Non-current marketable securities	—	2,009
Total	$67,184	$78,215

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Prepaid clinical and manufacturing costs	$5,379	$2,779
Prepaid general and administrative expenses	2,910	789
Interest receivable	155	259
Other	3,643	1,124
Total	$12,087	$4,951

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accrued research and development expenses	$11,780	$6,618
Accrued general and administrative expenses	1,932	2,402
Accrued personnel costs	2,206	4,495
Other	13	21
Total	$15,931	$13,536

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. federal	$94	$44	$38	$98
U.S. state	36	17	12	37
Total current tax (benefit) expense	$130	$61	$50	$135

U.S. federal	$(63)	$17	$62	$122
U.S. state	(36)	(7)	16	36
Total deferred tax expense	$(99)	$10	$78	$158

Total tax expense	$31	$71	$128	$293

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets will not be realized that are not supported by reversing temporary differences. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party and Regeneron Pharmaceuticals Inc., or Regeneron filed notices of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notices asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. Regeneron withdrew its opposition pursuant to a global December 20, 2018 settlement with the Company. On August 20, 2018, the Company timely responded to these submissions with respect to the unnamed third party. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. We timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, the Company cannot be certain that the Company will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

There have been no changes in the Company’s lease arrangements since December 31, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$396	$347	$792	$590
Variable lease cost	107	44	189	95
Total lease cost included in operating expenses	$503	$391	$981	$685
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$396	$493	$789	$733

8. Collaborations

Incyte

On January 23, 2017, the Company completed the sale of shares and exchange of a license. The Company initially deferred $152.6 million of the transaction price allocated to the license and related activities performance obligation as deferred revenue, to be recognized as revenue over time as the primary benefit of the license to Incyte is access to the Company’s intellectual property covering its Biclonics® technology platform for the generation of potential product candidates. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be recognized in future periods in accordance with the Company’s revenue recognition policy. Cost reimbursements for research services are recognized as they are performed over time as these are considered a separate performance obligation.

At June 30, 2020, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. No development or commercialization milestones have been achieved to date.

ONO

On March 14, 2018, the Company granted ONO an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination. ONO agreed to pay the Company an upfront, non-refundable payment of €0.7 million. In addition, the Company was entitled to €0.3 million intended to compensate the Company for research services already completed upon entering into the agreement, and €0.2 million to be paid to the Company over time for full-time equivalent funding. The Company is entitled to research and development milestones in addition to royalties on future sales. The Company identified performance obligations for: (1) provision of a license for the target combination, and (2) research and development services. The Company concluded that Ono would be able to develop and benefit from the license, independent of the research and development services. Certain of the research and development services are capable of being performed by third parties with an appropriate sub-license, and are recognized over time as these services are delivered. Milestone payments are fully constrained as variable consideration to be recognized in future periods in accordance with the Company’s revenue recognition policy.

Amounts related to the provision of a license are amortized over the intended period of use. The Company received €1.0 million (approximately $1.1 million) for the quarter ended March 31, 2019 for development milestones received from Ono based on their progress.

Simcere

In January 2018, the Company granted Simcere an exclusive license to develop and commercialize three bispecific antibodies to be produced by Merus utilizing the Company’s Biclonics® technology platform in China. The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs. The Company may be entitled to future development milestone payments. The Company will be eligible to receive tiered royalty payments on sales of any products resulting from the collaboration in China from Simcere. Simcere will be eligible to receive tiered royalty payments on sales outside of China from the Company.

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

To date, the Company has achieved one milestone under this agreement and has received an aggregate of $0.8 million in milestone payments. At June 30, 2020, research and development for three of the programs is on-going.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Ono	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2020	$—	$786	$—	$786
Billings	2,952	—	150	150
Cash receipts	(2,027)	(772)	—	(772)
Adjustments	—	—	(11)	(11)
Foreign exchange	(27)	(14)	3	(11)
Balance at June 30, 2020	898	—	142	142

Unbilled receivables
Balance at January 1, 2020	$1,711	$—	$155	$155
Accrued receivables	2,163	—	94	94
Billings	(2,952)	—	(150)	(150)
Adjustments	—	—	(94)	(94)
Foreign exchange	(11)	—	(5)	(5)
Balance at June 30, 2020	911	—	—	—

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2020	$108,538	$336	$1,385	$1,721
Revenue recognized in the period	(8,732)	(97)	(426)	(523)
Foreign exchange	(488)	(2)	(12)	(14)
Balance at June 30, 2020	99,318	237	947	1,184
Less: current portion	(17,844)	(196)	(531)	(727)
Non-current balance at June 30, 2020	81,474	41	416	457

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as a shareholder, as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended June 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,363	$48	$236	$284
Reimbursement revenue	1,509	—	(105)	(105)
Milestones	—	—	5	5
Total collaboration revenue	$5,872	$48	$136	$184
Operating expenses:
Research and development expense	$612	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$612	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,363	$48	$242	$290

	Three Months Ended June 30, 2019
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,465	$50	$167	$217
Reimbursement revenue	1,679	—	83	83
Milestones	—	—	36	36
Total collaboration revenue	$6,144	$50	$286	$336
Operating expenses:
Research and development expense	$162	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$162	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,465	$50	$203	$253

	Six Months Ended June 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$8,731	$97	$386	$483
Reimbursement revenue	3,114	—	(11)	(11)
Milestones	—	—	40	40
Total collaboration revenue	$11,845	$97	$415	$512
Operating expenses:
Research and development expense	$764	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$764	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,731	$97	$426	$523

	Six Months Ended June 30, 2019
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$8,927	$99	$366	$465
Reimbursement revenue	4,444	99	71	170
Milestones	—	1,136	167	1,303
Total collaboration revenue	$13,371	$1,334	$604	$1,938
Operating expenses:
Research and development expense	$317	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$317	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,927	$99	$533	$632

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$(261)	$757	$762	$1,585
General and administrative	1,453	1,103	2,721	1,535
Total	$1,192	$1,860	$3,483	$3,120

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model (2019: Hull White), was $11.91 per option (2019: $7.16 per option) for the 1,062,317 options (2019: 1,009,671 options) granted during the six months ended June 30, 2020. The significant weighted average valuation inputs included the risk-free interest rate 1.5% (2019: 2.6%), and volatility 85.6% (2019: 87.4%).  A weighted average expected term of 6.1 years was used in the Black-Scholes option pricing model during the six months ended June 30, 2020 and the weighted-average contractual term of 10.0 years was used in the Hull White model during the six months ended June 30, 2019. The Company updates its valuation estimates and methodology to estimate the grant-date fair value of stock-based compensation periodically to reflect observable market data and exercise behavior.

In addition, the Company granted 46,474 RSUs during the six months ended June 30, 2020 (2019: none) having a weighted average grant date fair value of $16.00 per unit.

Executive Settlements

In December 2019, in connection with the departure of Ton Logtenberg, the Chief Executive Officer of the Company, the Company awarded severance benefits, including the following: cash compensation of $0.9 million, a grant of 30,000 RSUs, extended vesting of the executive’s equity incentive awards through June 30, 2021 and extended exercisability of the executive’s equity incentive awards through December 31, 2021. The cash compensation was paid by the Company on January 31, 2020. There were no substantive service conditions associated with the benefits awarded other than the passage of time. The Company incrementally recognized $1.8 million in general and administrative expense associated with these benefits in the consolidated statement of operations for the year ended December 31, 2019.

In April 2020, Mark Throsby, Ph.D. resigned as the Executive Vice President and Chief Scientific Officer of the Company effective July 31, 2020. In connection with his departure, Mr. Throsby has entered into a Settlement Agreement with the Company, pursuant to which Mr. Throsby will be entitled to receive a severance payment equal to 8 months of his annual salary and amortized bonus aggregating approximately $0.3 million. Further, subject to Mr. Throsby’s continued compliance with the terms and conditions of the Settlement Agreement, Mr. Throsby’s unvested equity awards will continue to vest until October 31, 2020 as if Mr. Throsby had continued in full time service with the Company through such date. The post-termination exercise period of Mr. Throsby's options was extended to March 31, 2021.  The Company incrementally recognized $0.1 million in respect of the severance payment and a net reversal of $0.4 million of stock-based compensation expense in respect of share-based payments in research and development expense in the consolidated statement of operations for the three and six months ended June 30, 2020.

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2019. Incyte is a shareholder with holdings representing approximately 11.0% of the outstanding shares of the Company as of June 30, 2020, and 11.1% as of December 31, 2019.

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

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented heavy chain dimerization technology to generate substantially pure bispecific and trispecific antibodies. We also employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and TriclonicsTM therapeutic candidates with differentiated modes of action for pre-clinical testing and clinical development.

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128, or zenocutuzumab, for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 for the potential treatment of solid tumors; and MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors and a hematological malignancy, B-cell lymphoma. MCLA-117 is a first-in-class Biclonics® T-cell engager antibody that is designed to engage CD3 on T-cells and to bind to and kill AML blasts via the CLEC12A antigen. While we do not plan to continue enrollment into dose expansion cohorts in the MCLA-117 trial, insights from this trial are being used to inform and maximize development of our CD3 T-cell engager platform. We are also developing a late-stage pre-clinical candidate, MCLA-129 in collaboration with Betta Pharmaceuticals, for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® technology platform and TriclonicsTM technology platform to identify additional multi-specific antibody candidates and advance them to clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $197.4 million as of June 30, 2020 will be sufficient to fund our operations into the second half of 2022.

Clinical Programs

Zenocutuzumab (MCLA-128: HER3 x HER2 Biclonics®)

NRG1+ Cancers: Phase 1/2 eNRGy trial on track for year-end clinical update

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of zenocutuzumab (Zeno) monotherapy in NRG1 gene fusion-positive (NRG1+) solid tumors. The initial clinical responses reported in late 2019 support the potential for Zeno to be particularly effective in patients with NRG1+ cancers, a patient population with significant unmet need. Zeno was granted Orphan Drug Designation by the U.S. FDA for pancreatic cancer earlier this year.

Over 25 global clinical trial sites for the eNRGy trial are now open, with additional clinical trial sites being added globally. To date, we have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of issues related to the COVID-19 pandemic. Our comprehensive patient recruitment strategy includes agreements with Caris Life Sciences (Caris), Foundation Medicine Inc. and Tempus Labs Inc., to identify NRG1+ patients and determine suitability of enrollment of these patients in the eNRGy trial and Early Access Program (EAP). In July 2020, we separately announced a collaboration with Caris to identify patients with NRG1+ cancers for potential participation in the eNRGy trial and EAP. This agreement with Caris focuses on screening for pancreatic cancer. Caris has agreed to provide tumor DNA and RNA molecular testing in this patient population that may otherwise not undergo molecular diagnostic testing due to the current lack of personalized, molecularly-driven treatment options for this cancer type.

Details of the eNRGy trial, including current trial sites, can be found at www.ClinicalTrials.gov and our trial website at www.nrg1.com, or by calling 1-833-NRG-1234.

MCLA-117 (CLEC12A x CD3 Biclonics®): Acute Myeloid Leukemia (AML)

MCLA-117 Phase 1 interim data presented at ASCO Virtual Meeting

MCLA-117 is a first-in-class bispecific (Biclonics®) T-cell engager antibody that is designed to engage CD3 on T-cells and to bind to and kill AML blasts via the CLEC12A antigen. It is being evaluated in a Phase 1 open-label, multicenter dose escalation study in patients with AML.

In May, we announced that MCLA-117 demonstrated clinical activity in terms of T-cell activation, mild to moderate cytokine release syndrome and blast count reductions in some patients and at some dose cohorts. However, we do not plan to continue enrollment into dose expansion cohorts in the trial. Insights from this trial are being used to inform and maximize development of our CD3 T-cell engager platform, which includes a panel of more than 175 novel and diverse T-cell CD3 fragment antigen-binding (Fab) binders across a wide range of affinities and attributes.

MCLA-158 (Lgr5 x EGFR Biclonics®): Solid Tumors

Phase 1 trial continues: Update expected by year end

MCLA-158 is currently being evaluated in a Phase 1 open-label, multicenter dose escalation study, including a safety dose expansion phase, in patients with solid tumors. The trial is ongoing and MCLA-158 has demonstrated a favorable safety profile with no observed dose limiting toxicities to date. We plan to provide a clinical update on the Phase 1 trial by year end.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial advancing as planned

MCLA-145 is currently being evaluated in a Phase 1 open-label, multicenter dose escalation study, including a safety dose expansion phase, in patients with solid tumors. MCLA-145 is the first drug candidate co-developed under our global collaboration and license agreement with Incyte Corporation, which permits the development and commercialization of up to 11 bispecific and monospecific antibodies from our Biclonics® platform. We retain full rights to develop and commercialize MCLA-145, if approved, in the United States, and Incyte is responsible for its development and commercialization outside the United States.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

IND-enabling studies ongoing

We are currently conducting IND-enabling studies of MCLA-129 for the treatment of various solid tumors in collaboration with Betta Pharmaceuticals (Betta). We presented preclinical data in late 2019 demonstrating that MCLA-129 inhibited the growth of tyrosine kinase resistant Non-Small Cell Lung Cancer (NSCLC) cell lines and NSCLC tumors in xenograft models. Betta holds exclusive rights to develop MCLA-129 in China, while we retain full ex-China rights.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145. Merus has observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our pre-clinical antibody candidates, including MCLA-129, among other undisclosed pre-clinical candidates associated with our collaborations with Incyte and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trials supply.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance.

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

Discussion and Analysis of our Results of Operations

In prior periods, we prepared our financial information in accordance with IFRS.  As a consequence of becoming a U.S. domestic issuer as of January 1, 2020, we are required to present our financial information in accordance with U.S. GAAP and expressed in U.S. dollars from that date.  The below financial information has been prepared in accordance with U.S. GAAP.  The financial information should not be expected to correspond to figures we have previously presented under IFRS.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Incyte	$5.9	$6.1	$(0.2)	$11.8	$13.4	$(1.6)
Ono	—	0.1	(0.1)	0.1	1.3	(1.2)
Other	0.2	0.3	(0.1)	0.4	0.6	(0.2)
Total collaboration revenue	6.1	6.5	(0.4)	12.3	15.3	(3.0)
Grant revenue	—	(0.1)	0.1	—	(0.1)	0.1
Total revenue	6.1	6.4	(0.3)	12.3	15.2	(2.9)

Collaboration revenue for the three months ended June 30, 2020 decreased by $0.4 million as compared to the three months ended June 30, 2019, primarily as a result of a decrease in Incyte reimbursement revenue of $0.2 million, and a decrease of $0.2 million in reimbursement revenue under other collaboration arrangements. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the six months ended June 30, 2020 decreased by $3.0 million as compared to six months ended June 30, 2019 primarily as a result of a decrease in Incyte reimbursement revenue of $1.3 million and amortization of upfront payments of $0.2 million due to the effects of foreign exchange, a decrease in Ono milestone revenue of $1.1 million in addition to other decreases of $0.3 million.

As of June 30, 2020, we have total deferred revenue of $100.5 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and is expected to be recognized over the next six years.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Research and development	$13.7	$10.8	$2.9	$30.7	$22.6	$8.1
General and administrative	8.0	8.2	(0.2)	16.9	15.0	1.9
Total operating expenses	$21.7	$19.0	$2.7	$47.6	$37.6	$10.0

Research and development expense for the three months ended June 30, 2020 increased by $2.9 million as compared to the three months ended June 30, 2019, primarily as a result of an increase in headcount and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab. On a comparative basis, stock-based compensation included in research and development costs for the three months ended June 30, 2020 decreased by $1.0 million compared to the three months ended June 30, 2019, primarily due to the modification and forfeiture of awards held by departing executives.

Research and development expense for the six months ended June 30, 2020 increased by $8.1 million as compared to the six months ended June 30, 2019, primarily as a result of an increase in headcount and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab offset by decreases in costs for MCLA-145.  On a comparative basis, stock-based compensation included in research and development costs for the six months ended June 30, 2020 decreased by $0.8 million compared to the six months ended June 30, 2019, primarily due to the modification and forfeiture of awards held by departing executives.

General and administrative expense for the three months ended June 30, 2020 decreased by $0.2 million as compared to the three months ended June 30, 2019, primarily as a result of lower consulting costs offset by increases in stock-based compensation, IP related costs and other items.

General and administrative expense for the six months ended June 30, 2020 increased by $1.9 million as compared to the six months ended June 30, 2019, primarily as a result of an increase in headcount, stock-based compensation, facilities and professional fees, offset by decreases in consulting cost.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Interest income, net	$0.1	$0.5	$(0.4)	$0.4	$1.2	$(0.8)
Foreign exchange gains (losses)	(2.3)	(1.2)	(1.1)	0.5	1.0	(0.5)
Total other income (loss), net	$(2.2)	$(0.7)	$(1.5)	$0.9	$2.2	$(1.3)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Current	$0.1	$0.1	$—	$0.1	$0.1	$—
Deferred	(0.1)	—	(0.1)	0.1	0.2	(0.1)
Total other income, net	$—	$0.1	$(0.1)	$0.2	$0.3	$(0.1)

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

Net Loss

Net loss for the three and six months ended June 30, 2020 was $18.0 million and $34.5 million, respectively, compared to net loss for the three and six months ended June 30, 2019 of $13.4 million and $20.5 million, respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income (loss), net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2020, we had $197.4 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

Funding Requirements

Our primary uses of capital are, clinical trial costs, chemistry manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2022, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain and in light of the uncertainties associated with the magnitude and duration of the COVID-19 pandemic. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2020	2019	Change
	(In millions)
Net cash used in operating activities	$(43.9)	$(29.3)	$(14.6)
Net cash (used in) provided by investing activities	(1.3)	15.6	(16.9)
Net cash provided by financing activities	0.7	—	0.7

Net cash used in operating activities during the six months ended June 30, 2020 increased by $14.6 million as compared to the six months ended June 30, 2019, primarily due to operating cash receipts related to revenue arrangements decreasing by $4.5 million, operating cash out flows related to operating expenses increasing by $9.5 million and a decrease in cash realized from interest income and foreign exchange of $0.7 million.

Net cash used in investing activities during the six months ended June 30, 2020 principally reflects $28.9 million of purchases of marketable partially offset by maturities of marketable securities of $28.2 million. Net cash provided by investing activities during the six months ended June 30, 2019 principally reflects $34.4 million of purchases of marketable securities, offset by maturities of marketable securities of $50.9 million.

Net cash provided by financing activities during the six months ended June 30, 2020  primarily reflects proceeds received from stock option exercises of $0.9 million partially offset by payments of public offering costs of $0.2 million. Net cash provided by financing activities during the six months ended June 30, 2019 primarily reflects cash received from stock option exercises of less than $0.1 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K, other than updating our use of the option pricing model and associated estimates as described in Note 9 to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies—Pending Accounting Pronouncements, in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On April 5, 2018, an unnamed third party and Regeneron Pharmaceuticals Inc., or Regeneron, filed notices of opposition against our EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office, or the EPO. The notices asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. Regeneron withdrew its opposition pursuant to a global December 20, 2018 settlement with us. On August 20, 2018, we timely responded to the submissions with respect to the unnamed third party. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. We timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, we cannot be certain that we will ultimately prevail.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which could be deemed to be material.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $34.5 million, and $20.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $349.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

•

conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, for the treatment of solid tumors harboring neuregulin 1 (NRG1) gene fusions and conclude our ongoing Phase 2 clinical trial for the treatment of metastatic breast cancer in combination with other therapies;

•	complete our ongoing dose-escalation portion of our Phase 1 clinical trial of MCLA-117, our bispecific antibody candidate, for the treatment of acute myeloid leukemia (AML);
•	conduct our ongoing Phase 1 clinical trial of MCLA-158 for the treatment of solid tumors;
•	conduct our ongoing Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors and B-cell lymphomas, which is being co-developed with Incyte Corporation (Incyte);
•	continue the research and development of our other pre-clinical antibody candidates, including the development of MCLA-129 in collaboration with Betta Pharmaceuticals Co. Ltd. (Betta);
•	expand our clinical programs to explore new potential combination therapies or indications;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-158, and MCLA-145, complete the dose expansion phase of our trial of MCLA-117, and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of June 30, 2020 will be sufficient to fund our operations into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any potential future claims by third parties that we are alleged to be infringing upon their intellectual property rights;

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

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multispecific antibody candidates using our TriclonicsTM technology platform. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these antibody candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Each of our bispecific antibody candidates and pre-clinical trispecific antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA, the EMA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

Our Biclonics® and TriclonicsTM technology platforms rely on third parties for biological materials. Some biological materials have not always meet our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or antibody candidates.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the Netherlands and the United States.  In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands are not able to travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. are not able to travel to the Netherlands under current restrictions. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of the Company’s employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht maintaining social distancing and imposing other requirements consistent with the guidance provided by the CDC and RIVM.

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

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145. Merus has observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

interruption of key clinical trial activities, such as clinical trial site patient visits, data monitoring, due to limitations on travel imposed or recommended by national, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

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
•

interruption or delays in our collaborations, including with Incyte, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs;

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

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or early-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, MCLA-158, or MCLA-145, which we are developing with Incyte, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-158, and MCLA-145, and continuing dose escalation for MCLA-117, and are conducting pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 90 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. In the Phase 1 clinical trial of MCLA-117, we announced in May 2020 we will not continue enrollment into the planned dose expansion cohorts in the trial. In the Phase 1 clinical trial of MCLA-158, we plan to enroll approximately 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll approximately 118 adult patients with solid tumors or B-cell lymphoma. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

Our operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the importation, storage, controlled use, handling, release and disposal of, and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, animal byproducts, genetically modified organisms, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

If we fail to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our products, or lose such designation for zenocutuzumab in the United States, our competitors may sell products to treat the same conditions and our revenue will be reduced.

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

We have obtained orphan drug designation from the FDA and potentially plan to seek that designation from the EMA for our asset zenocutuzumab, and plan to potentially seek such designation from the FDA and EMA for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab and may for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology platforms, methods or candidates or elements thereof, our manufacture or uses relevant to our development, or other attributes of our antibody candidates or our Biclonics® technology platform or TriclonicsTM technology platform. In such cases, we may not be in a position to develop or commercialize products or bispecific or trispecific antibody candidates unless we successfully pursue litigation, opposition, inter partes, or related post-grant proceedings to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. In addition, we are aware of issued patents and/or pending patent applications held by third parties that may be alleged as covering some of our antibody candidates. We believe that if such patents or patent applications (if issued as currently pending) were asserted against us, we would have counterclaims and defenses against such claims, including non-infringement, the affirmative defense of safe harbor designed to protect activity undertaken to obtain federal regulatory approval of a drug, including under 35 U.S.C. § 271(e) and similar foreign exceptions to infringement, and defenses concerning patent invalidity and/or unenforceability. However, if such counterclaims and defenses were not successful and such patents were successfully asserted against us such that they are found to be valid and enforceable, and infringed by our antibody candidates, unless we obtain a license to such patents, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our antibody candidates. We could also be required to pay substantial damages. Similarly, the targets of certain of our antibody candidates have also been the subject of research by many companies, which have filed patent applications or have patents related to such targets and their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, if at all, and any such litigation would be costly and time-consuming.

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

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel, recruiting additional qualified personnel and managing transitions among these personnel, such as the recent transition of our former President and Chief Executive Officer, and recent resignations of our former Chief Medical Officer, hiring of our new Chief Medical Officer and resignation of our former Chief Scientific Officer.

Our success depends upon the contributions of our senior management, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In December 2019, Ton Logtenberg, Ph.D., stepped down as an executive director, a position he held since co-founding our company in 2003, and as President, Chief Executive Officer and Principal Financial Officer, and Sven “Bill” Lundberg, M.D. was appointed as an executive director and as President, Chief Executive Officer and Principal Financial Officer. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe, M.D., was appointed as senior vice president and Chief Medical Officer, effective July 27, 2020.  Further, in April 2020, and Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. These recent changes in our senior management may be disruptive to our business, and if we are unable to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to recruit suitable replacements for the Chief Scientific Officer positions, our business may be adversely affected.

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

As of December 31, 2019, members of our senior management, our board of directors and shareholders affiliated with members of our board of directors, in the aggregate, beneficially owned approximately 12% of our common shares. Depending on the level of attendance at our general meetings of shareholders, these shareholders may be in a position to significantly affect the outcome of decisions taken at any such general meeting. Any shareholder or group of shareholders controlling more than 50% of the share capital present and voting at our general meetings of shareholders may control any shareholder resolution requiring a simple majority, including certain decisions relating to our capital structure, the approval of certain significant corporate transactions and amendments to our articles of association. Among other consequences, this concentration of ownership may have the effect of delaying or preventing a change in control and might therefore negatively affect the market price of our common shares.

Future sales, or the possibility of future sales, of a substantial number of our common shares could adversely affect the price of the shares.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. On August 21, 2019, we filed a Registration Statement on Form F-3, as amended by Post-Effective Amendment No. 1 to Form F-3 on Form S-3, to register the shares of common stock sold to Incyte. As a result, these shares can be freely sold in the public market. In addition, in connection with entering into a settlement agreement with Regeneron Pharmaceuticals, we entered into a Share Subscription Agreement with Regeneron, pursuant to which we issued and sold to Regeneron 600,000 of our common shares. Regeneron’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period.

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

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on December 5, 2019	6-K	001-37773	3	12/6/19
10.1	Non-Executive Director Compensation Program					*
10.2	Settlement Agreement, dated April 16, 2020, between Mark Throsby and Merus N.V.	10-Q	001-37773	10.2	5/11/20
10.3	Consulting Agreement, dated April 13, 2020, between Victor Sandor and Merus US, Inc.					*
10.4	Employment Agreement, dated July 2, 2020 between Andrew Joe and Merus US, Inc.					*
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

Dated: August 6, 2020

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer