Form 10-Q
period 2020-09-30
Merus N.V.
filed 2020-11-05
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 29,088,670 common shares, nominal value €0.09 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$139,179	$197,612
Marketable securities	51,021	42,153
Accounts receivable	538	941
Accounts receivable (related party)	1,568	1,711
Prepaid expenses and other current assets	9,010	4,951
Total current assets	201,316	247,368
Marketable securities	—	2,009
Property and equipment, net	3,792	3,715
Operating lease right-of-use assets	4,229	5,215
Intangible assets, net	2,784	2,876
Deferred tax assets	291	288
Other assets	1,081	1,905
Total assets	$213,493	$263,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,720	$3,029
Accrued expenses	19,819	13,536
Current portion of lease obligation	1,536	1,380
Current portion of deferred revenue	699	941
Current portion of deferred revenue (related party)	18,657	17,901
Total current liabilities	45,431	36,787
Lease obligation	2,736	3,872
Deferred revenue, net of current portion	331	780
Deferred revenue, net of current portion (related party)	80,494	90,637
Total liabilities	128,992	132,076

Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 29,074,536 and 28,882,217 shares issued and outstanding as at September 30, 2020 and December 31, 2019, respectively	$2,938	$2,918
Additional paid-in capital	448,617	441,395
Accumulated other comprehensive income	5,094	1,586
Accumulated deficit	(372,148)	(314,599)
Total stockholders’ equity	84,501	131,300
Total liabilities and stockholders’ equity	$213,493	$263,376

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$695	$2,558	$1,207	$4,496
Collaboration revenue (related party)	7,875	5,690	19,720	19,061
Grant revenue	—	(93)	—	(216)
Total revenue	8,570	8,155	20,927	23,341
Operating expenses:
Research and development	17,538	13,511	48,234	36,078
General and administrative	9,136	8,024	26,061	22,979
Total operating expenses	26,674	21,535	74,295	59,057
Operating loss	(18,104)	(13,380)	(53,368)	(35,716)
Other income (loss), net:
Interest (expense) income, net	(12)	591	367	1,756
Foreign exchange (losses) gains	(4,782)	3,468	(4,243)	4,474
Other income (loss), net	(4,794)	4,059	(3,876)	6,230

Net loss before income taxes	(22,898)	(9,321)	(57,244)	(29,486)
Tax expense (benefit)	177	(54)	305	239
Net loss	$(23,075)	$(9,267)	$(57,549)	$(29,725)
Other comprehensive income (loss):
Currency translation adjustment	4,414	(3,561)	3,508	(4,363)
Comprehensive loss	$(18,661)	$(12,828)	$(54,041)	$(34,088)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.64)	$(0.55)	$(1.86)	$(1.46)
Weighted-average common shares outstanding: Basic and diluted	29,061	23,403	29,014	23,388

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,549)	$(29,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	830	635
Amortization of intangible assets	206	173
Foreign exchange gain	3,828	(2,932)
Loss on disposal of property and equipment	17	—
Stock-based compensation expense	6,327	5,188
Amortization of discount on investments	(30)	(452)
Deferred tax (benefit) expense	(2)	105
Changes in operating assets and liabilities:
Accounts receivable	634	1,473
Operating lease right-of-use assets and lease obligations	2	(124)
Prepaid expenses and other current assets	(2,935)	(3,778)
Accounts payable	1,587	(301)
Accrued expenses	5,707	(218)
Deferred revenue	(14,187)	(13,348)
Net cash used in operating activities	$(55,565)	$(43,304)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(49,359)	$(49,385)
Proceeds from maturities of marketable securities	42,831	71,701
Purchases of intangible assets	—	(213)
Purchases of property and equipment	(858)	(2,079)
Net cash (used in) provided by investing activities	$(7,386)	$20,024
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	$(164)	$—
Proceeds from stock options exercised	915	48
Net cash provided by financing activities	$751	$48
Foreign exchange impact on cash, cash equivalents and restricted cash	3,767	(6,900)
Net decrease in cash, cash equivalents and restricted cash	(58,433)	(30,132)
Cash, cash equivalents, and restricted cash, beginning of period	197,813	164,730
Cash, cash equivalents, and restricted cash, end of period	$139,380	$134,598
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$235	$245
Non-cash purchases of property, equipment and intangibles	$5	$230
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	139,179	134,457
Restricted cash included in non-current other assets	201	141
	$139,380	$134,598

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2019	23,358,977	$2,366	$360,045	$(259,448)	$2,894	$105,857
Exercise of stock options and vesting of restricted stock units	20,678	2	26	—	—	28
Stock-based compensation	—	—	1,260	—	—	1,260
Currency translation adjustment	—	—	—	—	(1,900)	(1,900)
Net loss	—	—	—	(7,083)	—	(7,083)
Balance at March 31, 2019	23,379,655	$2,368	$361,331	$(266,531)	$994	$98,162
Exercise of stock options and vesting of restricted stock units	13,632	2	2	—	—	4
Stock-based compensation	—	—	1,860	—	—	1,860
Currency translation adjustment	—	—	—	—	1,098	1,098
Net loss	—	—	—	(13,375)	—	(13,375)
Balance at June 30, 2019	23,393,287	$2,370	$363,193	$(279,906)	$2,092	$87,749
Exercise of stock options and vesting of restricted stock units	14,265	1	15	—	—	16
Stock-based compensation	—	—	2,068	—	—	2,068
Currency translation adjustment	—	—	—	—	(3,561)	(3,561)
Net loss	—	—	—	(9,267)	—	(9,267)
Balance at September 30, 2019	23,407,552	$2,371	$365,276	$(289,173)	$(1,469)	$77,005

Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	$2,931	$444,275	$(331,099)	$(1,521)	$114,586
Exercise of stock options and vesting of restricted stock units	37,922	4	287	—	—	291
Stock-based compensation	—	—	1,192	—	—	1,192
Currency translation adjustment	—	—	—	—	2,201	2,201
Net loss	—	—	—	(17,974)	—	(17,974)
Balance at June 30, 2020	29,047,344	$2,935	$445,754	$(349,073)	$680	$100,296
Exercise of stock options and vesting of restricted stock units	27,192	3	19	—	—	22
Stock-based compensation	—	—	2,844	—	—	2,844
Currency translation adjustment	—	—	—	—	4,414	4,414
Net loss	—	—	—	(23,075)	—	(23,075)
Balance at September 30, 2020	29,074,536	$2,938	$448,617	$(372,148)	$5,094	$84,501

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

Since inception, the Company has generated an accumulated deficit of $372.1 million as of September 30, 2020. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

As a result, the Company may need additional financing to support its continuing operations. Until the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operations through public equity offerings, debt financings, or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to the Company on acceptable terms, or at all. The Company’s inability to raise capital as and when needed would have a negative impact on its financial condition and ability to pursue its business strategy. The Company will need to generate significant revenues to achieve profitability and may never do so.

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $190.2 million as of September 30, 2020 will be sufficient to fund its operations into the second half of 2022.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 (as amended, the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2020 and 2019 are referred to as the third quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the

Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2020, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of 2021, with early adoption permitted. As of September 30, 2020, none of the Company’s arrangements fall within the scope of ASC 808. However, as the Company may engage in future collaborative arrangements in the future, this ASU may apply to those new arrangements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2020	December 31, 2019
	(in thousands)
Money market funds	$11,684	$34,053
Corporate paper and notes	20,751	38,679
U.S. government agency securities	9,187	3,987
U.S. treasuries	22,083	1,496
Total	$63,705	$78,215

Fair value of debt securities	$63,749	$78,254

	September 30, 2020	December 31, 2019
	(in thousands)
Cash equivalents	$12,684	$34,053
Current marketable securities	51,021	42,153
Non-current marketable securities	—	2,009
Total	$63,705	$78,215

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be at maturity. The Company determined that there was no material change in the credit risk of any of its investments.

The fair value of money market funds is determined based on publicly available market price for these funds (Level 1). The fair value of other debt securities is determined based on the publicly available inputs which includes a market price for the same or similar instruments adjusted for estimates in interest yield (Level 2).

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Prepaid clinical and manufacturing costs	$5,085	$2,779
Prepaid general and administrative expenses	1,862	789
Interest receivable	187	259
Other	1,876	1,124
Total	$9,010	$4,951

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Accrued research and development expenses	$14,021	$6,618
Accrued general and administrative expenses	2,877	2,402
Accrued personnel costs	2,905	4,495
Other	16	21
Total	$19,819	$13,536

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
U.S. federal	$126	$47	$164	$145
U.S. state	131	(48)	143	(11)
Total current tax expense (benefit)	$257	$(1)	$307	$134

U.S. federal	$(56)	$(41)	$6	$81
U.S. state	(24)	(12)	(8)	24
Total deferred tax (benefit) expense	$(80)	$(53)	$(2)	$105

Total tax expense (benefit)	$177	$(54)	$305	$239

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets, that are not supported by reversing temporary differences, will not be realized. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party and Regeneron Pharmaceuticals Inc., or Regeneron filed notices of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notices asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. Regeneron withdrew its opposition pursuant to a global December 20, 2018 settlement with the Company. On August 20, 2018, the Company timely responded to these submissions with respect to the unnamed third party. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, the Company cannot be certain that we will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

There have been no changes in the Company’s lease arrangements since December 31, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$411	$398	$1,203	$988
Variable lease cost	93	83	282	178
Total lease cost included in operating expenses	$504	$481	$1,485	$1,166
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$412	$379	$1,201	$1,112

8. Collaborations

Incyte

On January 23, 2017, the Company completed the sale of shares and exchange of a license. The Company initially deferred $152.6 million of the transaction price allocated to the license and related performance obligation as deferred revenue, to be recognized as revenue over time as the primary benefit of the license to Incyte is access to the Company’s intellectual property covering its Biclonics® technology platform for the generation of potential product candidates. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be recognized in future periods in accordance with the Company’s revenue recognition policy. Cost reimbursements for research services are recognized as they are performed over time as these are considered a separate performance obligation.

At September 30, 2020, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. No development or commercialization milestones have been achieved to date.

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

Amounts related to the provision of a license are amortized over the intended period of use. The Company received €3.0 million (approximately $3.4 million) for the nine-month period ended September 30, 2019 for development milestones received from Ono based on their progress.

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

To date, the Company has achieved two milestones under this agreement and has received an aggregate of $1.3 million in milestone payments, including a milestone payment of $0.5 million for the quarter ended September 30, 2020, concerning the generation of functional data associated with the second bispecific antibody research program. At September 30, 2020, research and development for three of the programs is on-going.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Ono	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2020	$—	$786	$—	$786
Billings	4,862	—	644	644
Cash receipts	(4,903)	(772)	(104)	(876)
Adjustments	—	—	(11)	(11)
Foreign exchange	41	(14)	9	(5)
Balance at September 30, 2020	—	—	538	538

Unbilled receivables
Balance at January 1, 2020	$1,711	$—	$155	$155
Accrued receivables	4,690	—	581	581
Billings	(4,862)	—	(644)	(644)
Adjustments	—	—	(94)	(94)
Foreign exchange	29	—	2	2
Balance at September 30, 2020	1,568	—	—	—

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2020	$108,538	$336	$1,385	$1,721
Revenue recognized in the period	(13,415)	(148)	(583)	(731)
Foreign exchange	4,028	8	32	40
Balance at September 30, 2020	99,151	196	834	1,030
Less: current portion	(18,657)	(196)	(503)	(699)
Non-current balance at September 30, 2020	80,494	—	331	331

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as a shareholder, as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended September 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,683	$51	$153	$204
Reimbursement revenue	3,192	—	—	—
Milestones	—	—	491	491
Total collaboration revenue	$7,875	$51	$644	$695
Operating expenses:
Research and development expense	$666	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$666	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,683	$51	$156	$207

	Three Months Ended September 30, 2019
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$4,466	$49	$167	$216
Reimbursement revenue	1,224	—	36	36
Milestones	—	2,224	82	2,306
Total collaboration revenue	$5,690	$2,273	$285	$2,558
Operating expenses:
Research and development expense	$172	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$172	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,466	$49	$249	$298

	Nine Months Ended September 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$13,414	$148	$539	$687
Reimbursement revenue	6,306	—	(12)	(12)
Milestones	—	—	532	532
Total collaboration revenue	$19,720	$148	$1,059	$1,207
Operating expenses:
Research and development expense	$1,618	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,618	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$13,414	$148	$582	$730

	Nine Months Ended September 30, 2019
	(In thousands)
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$13,393	$147	$522	$669
Reimbursement revenue	5,668	99	119	218
Milestones	—	3,360	249	3,609
Total collaboration revenue	$19,061	$3,606	$890	$4,496
Operating expenses:
Research and development expense	$489	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$489	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$13,393	$147	$771	$918

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$915	$766	$1,677	$2,351
General and administrative	1,929	1,302	4,650	2,837
Total	$2,844	$2,068	$6,327	$5,188

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model (2019: Hull White), was $11.72 per option (2019: $7.45 per option) for the 1,236,484 options (2019: 1,113,371 options) granted during the nine months ended September 30, 2020. The significant weighted average valuation inputs included the risk-free interest rate 1.3% (2019: 2.5%), and volatility 86.0% (2019: 87.1%).  A weighted average expected term of 6.1 years was used in the Black-Scholes option pricing model during the nine months ended September 30, 2020 and the weighted-average contractual term of 10.0 years was used in the Hull White model during the nine months ended September 30, 2019. The Company updates its valuation estimates and methodology to estimate the grant-date fair value of stock-based compensation periodically to reflect observable market data and exercise behavior.

In addition, the Company granted 46,474 RSUs during the nine months ended September 30, 2020 (2019: none) having a weighted average grant date fair value of $16.00 per unit.

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

In April 2020, Mark Throsby, Ph.D. resigned as the Executive Vice President and Chief Scientific Officer of the Company effective July 31, 2020. In connection with his departure, Mr. Throsby entered into a Settlement Agreement with the Company, pursuant to which Mr. Throsby received a severance payment equal to 8 months of his annual salary and amortized bonus aggregating approximately $0.3 million. Further, subject to Mr. Throsby’s continued compliance with the terms and conditions of the Settlement Agreement, Mr. Throsby’s unvested equity awards will continue to vest until October 31, 2020 as if Mr. Throsby had continued in full time service with the Company through such date. The post-termination exercise period of Mr. Throsby's options was extended to March 31, 2021.  The Company incrementally recognized $0.1 million in respect of the severance payment and a net reversal of $0.4 million of stock-based compensation expense in respect of share-based payments in research and development expense in the consolidated statement of operations for the nine months ended September 30, 2020.

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2019. Incyte is a shareholder with holdings representing approximately 11.0% of the outstanding shares of the Company as of September 30, 2020, and 11.1% as of December 31, 2019.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multi-specific antibody candidates are generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain.  Multiple binding domains can be combined to produce novel bispecific and trispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms referred to as Biclonics® and TriclonicsTM allows us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and TriclonicsTM may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented CH3 domain dimerization technology to generate substantially pure multi-specific antibodies. We also employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and TriclonicsTM therapeutic candidates with differentiated modes of action for pre-clinical testing and clinical development.

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

Funding Our Operations

We are a clinical-stage company and have not generated any revenue from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our antibody candidates from discovery through pre-clinical development and into clinical trials, and seek regulatory approval and pursue commercialization of any approved antibody candidate. In addition, if we obtain regulatory approval for any of our antibody candidates, if appropriate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of

COVID-19 Pandemic” below and  “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $190.2 million as of September 30, 2020 will be sufficient to fund our operations into the second half of 2022.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

NRG1 gene fusion (NRG1+) Cancers: Phase 1/2 eNRGy trial clinical data and program update planned for Q2 2021

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. We believe that Zeno continues to demonstrate encouraging single agent activity in NRG1+ cancers and continues to be well tolerated, consistent with previously reported safety data in the overall patient population treated with Zeno monotherapy. The initial clinical responses reported in late 2019 support the potential for Zeno to be particularly effective in patients with NRG1+ cancers, a patient population with significant unmet need.

Earlier this year, Zeno was granted Orphan Drug Designation by the U.S. FDA for pancreatic cancer. Pancreatic cancer is estimated to occur in approximately 57,000 patients annually in the U.S., according to the National Cancer Institute SEER database. Pancreatic ductal adenocarcinoma (PDAC), the most common subtype of pancreatic cancer, is one of the most aggressive solid tumor cancers and the fourth leading cause of cancer-related deaths.

We plan to present efficacy data from the eNRGy trial and Early Access Program at a major medical conference in the second quarter of 2021 including results on more than 30 patients with NRG1+ pancreatic, non-small cell lung and other cancers with the opportunity for four or more months of follow up. At that time, we plan to also discuss details of the program and overall strategy.

Clinical trial site activation, patient identification and enrollment, and clinical operations activities for the eNRGy trial have increased since the second quarter of 2020. We previously noted that enrollment and clinical operations activities in this trial have continued, albeit at a slower pace throughout the COVID-19 pandemic. Over 30 clinical trial sites are now open globally, with additional sites planned for the coming months. We expect patient identification and enrollment to continue to accelerate through the our ongoing patient screening and patient identification initiatives, including several programs with clinical support and testing collaborators.

Our comprehensive patient recruitment strategy includes agreements with Caris Life Sciences (Caris), Foundation Medicine Inc., and Tempus Labs Inc., to identify NRG1+ patients and determine suitability of enrollment of these patients in the eNRGy trial and EAP. Separately, we have a collaboration with Caris, through which Caris has agreed to provide tumor DNA and RNA molecular testing, focused on pancreatic cancer, which is a patient population that may otherwise not undergo molecular diagnostic testing due to the current lack of personalized, molecularly-driven treatment options for this cancer type.

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

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

IND-enabling studies ongoing, first patient planned to be dosed in 2021

We are currently conducting IND-enabling studies of MCLA-129 for the treatment of various solid tumors in collaboration with Betta Pharmaceuticals (Betta) and the first patient is planned to be dosed in 2021. We presented preclinical data in late 2019 demonstrating that MCLA-129 inhibited the growth of tyrosine kinase resistant Non-Small Cell Lung Cancer (NSCLC) cell lines and NSCLC tumors in xenograft models. Betta holds exclusive rights to develop MCLA-129 in China, while we retain full ex-China rights.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145. We have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the third quarter ended September 30, 2020, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our pre-clinical antibody candidates, including MCLA-129, among other undisclosed pre-clinical candidates associated with our collaborations with Incyte and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the U.S. and Netherlands work from home when possible and for those employees working at our offices and laboratory in Utrecht and offices in Cambridge Ma., they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agent or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

At this time, there is significant uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the Netherlands, the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the Netherlands, the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Comparison of the three and nine months ended September 30, 2020 and 2019

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Incyte	$7.9	$5.7	$2.2	$19.7	$19.1	$0.6
Ono	0.1	2.3	(2.2)	0.1	3.6	(3.5)
Other	0.6	0.3	0.3	1.1	0.9	0.2
Total collaboration revenue	8.6	8.3	0.3	20.9	23.6	(2.7)
Grant revenue	—	(0.1)	0.1	—	(0.2)	0.2
Total revenue	8.6	8.2	0.4	20.9	23.4	(2.5)

Collaboration revenue for the three months ended September 30, 2020 increased by $0.3 million as compared to the three months ended September 30, 2019, primarily as a result of an increase in Incyte reimbursement revenue of $2.0 million due to increased activities, and $0.5 million in other net increases, including the achievement of a Simcere milestone, partially offset by a decrease of $2.2 million in Ono milestone revenue due to the achievement of milestones in the prior year period that did not recur in the current year period. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the nine months ended September 30, 2020 decreased by $2.7 million as compared to nine months ended September 30, 2019 primarily as a result of a decrease of $3.4 million in Ono milestone revenue due to the achievement of milestones in the prior year period that did not recur in the current year period, partially offset by an increase in Incyte reimbursement revenue of $0.6 million due to increased activities.

As of September 30, 2020, we had total deferred revenue of $100.2 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and is expected to be recognized over the next six years.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Research and development	$17.5	$13.5	$4.0	$48.2	$36.1	$12.1
General and administrative	9.1	8.0	1.1	26.1	23.0	3.1
Total operating expenses	$26.6	$21.5	$5.1	$74.3	$59.1	$15.2

Research and development expense for the three months ended September 30, 2020 increased by $4.0 million as compared to the three months ended September 30, 2019, primarily as a result of an increase in headcount, higher manufacturing related costs, and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab.

Research and development expense for the nine months ended September 30, 2020 increased by $12.1 million as compared to the nine months ended September 30, 2019, primarily as a result of an increase in manufacturing related costs, and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab, offset by decreases in costs for MCLA-145.  On a comparative basis, stock-based compensation included in research and development costs for the nine months ended September 30, 2020 decreased by $0.7 million compared to the nine months ended September 30, 2019, primarily due to the modification and forfeiture of awards held by departing executives.

General and administrative expense for the three months ended September 30, 2020 increased by $1.1 million as compared to the three months ended September 30, 2019, primarily as a result increases in stock-based compensation, insurance, intellectual property related costs and other items, partially offset by a decrease in consulting costs.

General and administrative expense for the nine months ended September 30, 2020 increased by $3.1 million as compared to the nine months ended September 30, 2019, primarily as a result increases in stock-based compensation, insurance, facilities, intellectual property related costs and other items, partially offset by a decrease in consulting costs.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Interest income, net	$—	$0.6	$(0.6)	$0.4	$1.8	$(1.4)
Foreign exchange gains (losses)	(4.8)	3.5	(8.3)	(4.2)	4.5	(8.7)
Total other income (loss), net	$(4.8)	$4.1	$(8.9)	$(3.8)	$6.3	$(10.1)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Current	$0.3	$—	$0.3	$0.3	$0.1	$0.2
Deferred	(0.1)	(0.1)	—	—	0.1	(0.1)
Total tax expense (benefit), net	$0.2	$(0.1)	$0.3	$0.3	$0.2	$0.1

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

Net Loss

Net loss for the three and nine months ended September 30, 2020 was $23.1 million and $57.5 million, respectively, compared to net loss for the three and nine months ended September 30, 2019 of $9.3 million and $29.7 million, respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income (loss), net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2020, we had $190.2 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2022, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain and in light of the uncertainties associated with the magnitude and duration of the COVID-19 pandemic. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2020	2019	Change
	(In millions)
Net cash used in operating activities	$(55.6)	$(43.3)	$(12.3)
Net cash (used in) provided by investing activities	(7.4)	20.0	(27.4)
Net cash provided by financing activities	0.8	—	0.8

Net cash used in operating activities during the nine months ended September 30, 2020 decreased by $12.3 million as compared to the nine months ended September 30, 2019, primarily due to operating cash receipts related to revenue arrangements decreasing by $4.1 million, operating cash out flows related to operating expenses increasing by $5.1 million and a decrease in cash realized from interest income and foreign exchange of $2.9 million.

Net cash used in investing activities during the nine months ended September 30, 2020 principally reflects $49.4 million of purchases of marketable securities partially offset by maturities of marketable securities of $42.8 million. Net cash provided by investing activities during the nine months ended September 30, 2019 principally reflects $49.4 million of purchases of marketable securities, offset by maturities of marketable securities of $71.7 million.

Net cash provided by financing activities during the nine months ended September 30, 2020  primarily reflects proceeds received from stock option exercises of $0.9 million partially offset by payments of public offering costs of $0.2 million. Net cash provided by financing activities during the nine months ended September 30, 2019 primarily reflects cash received from stock option exercises of less than $0.1 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K, other than updating our use of the option pricing model and associated estimates as described in Note 9 to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $57.5 million, and $29.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $372.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

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
•

expand and enhance our technology platforms, including our Biclonics® technology platform which generates our pipeline of bispecific product candidates, our TriclonicsTM technology platform, which generates pre-clinical trispecific candidates and generate and develop additional multispecific antibody candidates;

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, MCLA-117, MCLA-158, and MCLA-145. We are in the early stages of development of our antibody candidates, and we have not completed development of any Biclonics® or any other drugs or biologics.

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

Even if we do generate product royalties or product sales, we may never achieve or sustain profitability on a quarterly or annual basis. Our failure to sustain profitability could depress the market price of our common shares and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

We will need additional funding in order to complete development of our antibody candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-158, and MCLA-145, complete the dose expansion phase of our trial of MCLA-117, complete IND-enabling studies for MCLA-129 and potentially enter clinical trials, and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund our operations into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the Phase 1 clinical trials of MCLA-117, MCLA-158, and MCLA-145;

•	the success of our collaboration with Incyte to develop monospecific and bispecific antibodies candidates, including our ongoing Phase 1 clinical trial for MCLA-145;
•	the cost, progress and results of our IND-enabling studies and potential clinical trial for MCLA-129;
•	the cost of manufacturing clinical supplies of our bispecific antibody candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other bispecific and multi-specific antibody candidates;
•	the costs, timing and outcome of regulatory review of any of our antibody candidates;
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

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multi-specific antibody candidates using our TriclonicsTM technology platform. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these antibody candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Each of our bispecific antibody candidates and pre-clinical trispecific antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA, the EMA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, MCLA-117, MCLA-158, MCLA-145 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® technology platform, generating our TriclonicsTM technology platform, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, MCLA-117, MCLA-158, and MCLA-145, and ongoing IND-enabling studies for MCLA-129, we have not completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical trial or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including, without limitation, health care, employment, foreign corrupt practices, trade restrictions and sanctions, environmental, import and export requirements, competition, patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to throughout the world, including the Netherlands and the United States.  In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands are not able to travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. are not able to travel to the Netherlands under current restrictions. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the U.S. and Netherlands work from home when possible and for those employees working at our offices and laboratory in Utrecht, and offices in Cambridge Ma. they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agent or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates, including MCLA-129, among other undisclosed pre-clinical candidates associated with our collaborations with Incyte and Simcere, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our pre-clinical antibody candidates, including MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry manufacturing and controls, or pre-clinical development activities due to the current restrictions on travel globally, which may force us to reduce related workflows until such travel restrictions are lifted. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-117, MCLA-158 and MCLA-145. To date, we have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

interruption of key clinical trial activities, operations, source data verification, and other clinical trial activities such as clinical trial site patient visits, patient and data monitoring, due to limitations on travel imposed or recommended by national, state or local governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or EMA, which may impact approval timelines;
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

•	refusal of the FDA or EMA to accept data from clinical trials in affected geographies;
•

interruption or delays in our collaborations, including with Incyte, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs and IND-enabling studies;

•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the spread of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States, the Netherlands and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the Netherlands and other countries to contain and treat the disease.

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

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-158, and MCLA-145, and continuing dose escalation for MCLA-117, and are conducting IND-enabling studies for MCLA-129 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the Competent Authorities of the EEA Member States (the 27 EU Member States plus Iceland, Liechtenstein and Norway, and the United Kingdom (until the end of the transition period on December 31, 2020 provided for in the Withdrawal Agreement between the EU and the UK) or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. To date, patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment, including infusion-related reactions, diarrhea, vomiting, fatigue, skin rash, sore mouth and shortness of breath. In May 2016, we commenced a Phase 1 clinical trial in Europe of our bispecific antibody MCLA-117. To date, patients treated with MCLA-117 have experienced adverse reactions that may be related to the treatment, most commonly infusion-related reactions including fever, cytokine release syndrome and chills. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody MCLA-158 in patients with solid tumors. To date, patients treated with MCLA-158 have experienced adverse reactions that may be related to the treatment, most commonly infusion-related reactions and skin rash associated with mAb EGFR inhibitors. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 developed in collaboration with Incyte. To date, patients treated with MCLA-145 have experienced adverse events irrespective of causality including blood alkaline phosphatase increase, anemia, and hypoalbuminemia, lymphocyte count decrease, and white blood cell count decrease.  Febrile neutropenia and elevated liver enzymes have been reported as serious adverse events.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 90 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. In the

Phase 1 clinical trial of MCLA-117, we announced in May 2020 we will not continue enrollment into the planned dose expansion cohorts in the trial, but plan to continue enrollment in the dose escalation phase. In the Phase 1 clinical trial of MCLA-158, we plan to enroll approximately 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll approximately 118 adult patients with solid tumors or B-cell lymphoma. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

We are also subject to EU laws on personal data export, as we may transfer personal data from the EU to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. In addition, in July 2020, the Court of Justice of the European Union, or CJEU, invalidated the E.U.-U.S. Privacy Shield framework, which was put in place by the U.S. Department of Commerce and European Commission. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to the status of the UK as an “adequate country” for the purposes of data transfers outside the European Economic Area. In particular, it is unclear how data transfers to and from the UK will be regulated. While we employ model clauses which remain valid according to the recent CJEU decision, these changes and uncertainty in this area of law could require us to make operational changes and could increase costs and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business.

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

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially plan to seek that designation from the EMA for our asset zenocutuzumab, and plan to potentially seek such designation from the FDA and EMA for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab and may for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

If our collaboration agreements with Simcere or Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with these agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements.  While we have certain contractual provisions in place in our collaboration agreements with Simcere and Betta Pharma that permit us to supervise development efforts associated with our pre-clinical assets out-licensed to these entities, which have product rights in China, we cannot guarantee that these assets will be developed in China in accordance with our standards as applied to our wholly owned programs.  Ono is currently pursuing at least one antibody program generated by us through use of our proprietary Biclonics® platform in an area outside oncology.  To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in areas outside oncology or to engage in future license agreements to further expand the use of our platform and generate future revenue.  Should any of these collaborations or license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business.

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

We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our antibody candidates for our clinical trials, and will rely on our existing and future collaborators to purchase from third-party suppliers the materials necessary to develop and produce our antibody candidates for future clinical trials and, upon approval, our products for commercialization. There are a limited number of suppliers for raw materials that we use to manufacture our antibody candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our antibody candidates for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of an antibody candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of an antibody candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our antibody candidates. If our manufacturers, collaborators or we are unable to purchase these raw materials after regulatory approval has been obtained for our antibody candidates, the commercial launch of our antibody candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our antibody candidates. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers have been affected, which could disrupt or delay their activities or ability to source materials and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our pre-clinical and clinical development activities.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for our Biclonics® technology platform, TriclonicsTM technology platform, our common light chain transgenic murine technology, our CH3 domain dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our platform technologies, and antibody candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, TriclonicsTM technology platform, our common light chain transgenic murine technology, our CH3 domain dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

To protect our competitive position, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering our antibody candidates or methods, our Biclonics® technology and TriclonicsTM technology platforms, our common light chain transgenic murine technology, or our CH3 domain dimerization technology, among other technologies, and then compete directly with us, without payment to us.

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

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology platforms, methods or candidates or elements thereof, our manufacture or uses relevant to our development, or other attributes of our antibody candidates or our Biclonics® technology platform or TriclonicsTM technology platform. In such cases, we may not be in a position to develop or commercialize products or bispecific or trispecific antibody candidates unless we successfully pursue litigation, opposition, inter partes, or related post-grant proceedings to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. In addition, we are aware of issued patents and/or pending patent applications held by third parties that could be alleged as covering some of our antibody candidates, irrespective of the merits. We believe that if such patents or patent applications (if issued as currently pending) were asserted against us, we would have counterclaims and defenses against such claims, including non-infringement, the affirmative defense of safe harbor designed to protect activity undertaken to obtain federal regulatory approval of a drug, including under 35 U.S.C. § 271(e) and similar foreign exceptions to infringement, and defenses concerning patent invalidity and/or unenforceability. However, if such counterclaims and defenses were not successful and such patents were successfully asserted against us such that they are found to be valid and enforceable, and infringed by our antibody candidates, unless we obtain a license to such patents, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our antibody candidates. We could also be required to pay substantial damages. Similarly, the targets of certain of our antibody candidates have also been the subject of research by many companies, which have filed patent applications or have patents related to such targets and their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, if at all, and any such litigation would be costly and time-consuming.

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

If we fail in any such dispute, in addition to being forced to pay damages, we or our licensees may be temporarily or permanently prohibited from commercializing any of our antibody candidates that are held to be infringing or be forced to redesign antibody candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

Our involvement in litigation, and in any interferences, opposition, pre and post-grant administrative proceedings or other intellectual property proceedings inside and outside of the United States may divert management from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any potential intellectual property litigation successfully adjudicated against us could also force us to do one or more of the following:

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

We currently have rights and own our intellectual property, including issued patents and pending patent applications, relating to and covering our antibody candidates and Biclonics® technology and TriclonicsTM technology platforms. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. In addition, our antibody candidates may require specific formulations to work effectively and efficiently or companion diagnostics for safely and effective administration of our therapeutic candidates and the rights to these formulations and companion diagnostics may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we may identify as necessary for our antibody candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

We generally file our first patent application (i.e., priority filing) in the Netherlands. International applications under the Patent Cooperation Treaty (PCT) are usually filed within 12 months after the priority filing, where we pursue patent applications in the U.S., across the E.U., and other PCT participating jurisdictions, as based on the PCT filing, national and regional patent applications may be filed in additional jurisdictions where we believe our antibody candidates may be marketed or manufactured or our platform technologies may be utilized. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national/regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant patent offices, while granted by others. It is also quite common that depending on the country, the scope of patent protection may vary for the same antibody candidate and/or technology.

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

Many of our employees, including our senior management, were previously employed at universities or at other biopharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we take measures including by policy, procedure and contract to try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

We and our employees use social media to communicate internally and externally. While we have policies and procedures in place governing employee use of social media, there is risk that the use of social media by us or our employees to communicate about our antibody candidates, technologies or business may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us, our clinical trials, or our antibody candidates, our technologies, and company generally in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common shares.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In December 2019, Ton Logtenberg, Ph.D., stepped down as an executive director, a position he held since co-founding our company in 2003, and as President, Chief Executive Officer and Principal Financial Officer, and Sven “Bill” Lundberg, M.D. was appointed as an executive director and as President, Chief Executive Officer and Principal Financial Officer as of January 1, 2020. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe, M.D., was appointed as senior vice president and Chief Medical Officer, effective July 27, 2020.  Further, in April 2020, and Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. These recent changes in our senior management may be disruptive to our business, and if we are unable to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to recruit suitable replacements for the Chief Scientific Officer positions, or retain our existing senior leaders, our business may be adversely affected.

We expect to expand our development, regulatory and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug and clinical development, regulatory affairs and sales and marketing. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on December 5, 2019	6-K	001-37773	3	12/6/19
10.1	Employment Agreement, dated July 2, 2020 between Andrew Joe and Merus US, Inc.	10-Q	001-37773	10.4	8/6/20
10.2	Open Market Sale Agreement, dated as of August 6, 2020, by and between Merus N.V. and Jefferies LLC	8-K	001-37773	10.1	8/7/20
10.3	Employment Agreement, dated August 20, 2020 between Peter Silverman and Merus N.V.					*
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

Dated: November 5, 2020

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer