Form 10-K
period 2020-12-31
Merus N.V.
filed 2021-03-16
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was approximately $464.9 million.

The number of shares of registrant’s Common Shares outstanding as of February 28, 2021 was 38,126,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K, include without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions and other important factors, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common shares. The principal risks and uncertainties affecting our business include the following:

•	We have incurred significant net losses since inception and we expect to continue to incur significant net losses for the foreseeable future.
•

We have a limited operating history, have not completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

•

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

•

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

•

The clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•

Our antibody candidates may have serious adverse, undesirable or unacceptable side effects which may delay or prevent marketing approval. If such side effects are identified during the development of our antibody candidates or following approval, if any, we may need to abandon our development of such antibody candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any

•

We depend on enrollment of patients in our clinical trials for our antibody candidates, including patients having NRG1 fusion positive tumors, which are rare, tumorigenic genomic events. If we are unable to enroll patients in our clinical trials, including those having these rare tumorigenic events, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

•

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our antibody candidates and our business could be substantially harmed.

•

Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain antibody candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenues.

•	The competition for qualified personnel is particularly intense in our industry. If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.
•

We operate in highly competitive and rapidly changing industries, and if our competitors develop and market technologies or products more rapidly than we do or that are more effective, safer or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

•

Our success depends on our ability to protect our intellectual property and our proprietary technologies. If we are unable to adequately protect our intellectual property and our proprietary technologies, or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would negatively impact our business.

•

Our existing collaborations are important to our business and future licenses may also be important to us, and if we are unable to maintain any of these collaborations, or if these arrangements are not successful, our business could be adversely affected.

•

The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates are generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel bispecific and trispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented heavy chain and CH3 domain dimerization technology to generate substantially pure bispecific and trispecific antibodies. We also employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to more rapidly identify Biclonics® and Triclonics® therapeutic candidates with differentiated modes of action for pre-clinical and clinical testing.

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 for the potential treatment of solid tumors; and MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors. In 2021, we are planning to commence a clinical trial in the United States for MCLA-129, for the potential treatment of solid tumors, which is also the subject to collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development.

Our Strategy

Our goal is to become a leading oncology company developing innovative multispecific antibodies to treat various types of cancer. Our business strategy comprises the following components:

•

Successfully develop our most advanced bispecific antibody candidate, zenocutuzumab, for the treatment of NRG1 fusion solid tumors. We are developing our most advanced bispecific antibody candidate, zenocutuzumab, for the potential treatment of solid tumors that contain NRG1 gene fusions. The NRG1 protein is the ligand for the HER3 receptor—a known cause of cancer cell growth. The gene encoding NRG1 can form genetic rearrangements referred to as NRG1 gene fusions. The protein product of the NRG1 gene fusion can drive signaling through the HER3 receptor and thus drive cancer cell growth. NRG1 gene fusions occur infrequently in a wide range of different cancer types. Zenocutuzumab has been shown pre-clinically to potently disrupt binding of NRG1 (and NRG1-fusion proteins) to HER3 and halt NRG1-stimulated tumor cell growth. In October 2019, we reported on the 9 patients with NRG1 gene fusion cancers who had received zenocutuzumab as of that date, either while participating in the clinical trial or in connection with an Early Access Program (EAP), including, for several patients, clinical responses and stable disease with tumor reduction and reductions in serum tumor markers. We expect to present data from our Phase 1/2 NRG1 fusion-positive solid tumor trial, eNRGy, at a medical conference in the second quarter of 2021. We believe that if zenocutuzumab is successfully developed and obtains regulatory approval, it has the potential to address an important unmet medical need that is not currently being met by existing therapies. In July 2020, the U.S. Food and Drug Administration (FDA) granted zenocutuzumab Orphan Drug Designation for pancreatic cancer and in January 2021, the FDA granted Fast Track Designation to zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

•

Successfully develop our bispecific antibody candidate MCLA-158. We are developing MCLA-158 for a potential dual EGFR/LRG5 blockade for the treatment of solid tumors. Our Phase 1 clinical trial of MCLA-158 is ongoing in the dose expansion phase. On January 15, 2021, we presented in a poster session interim clinical data from the phase 1 dose escalation of MCLA-158 at the American Society of Clinical Oncology 2021 Gastrointestinal Cancers Symposium. As of a data cut-off of September 2020, MCLA-158 was administered to 33 patients over 11 dose levels (5-1500 mg, flat dose), a heavily pretreated population with a median of four lines of prior therapy. As of the cut-off date, MCLA-158 was observed to be well tolerated, and no dose limiting toxicities occurred. The recommended Phase 2 dose was established at 1500 mg administered intravenously once every two weeks. Enrollment of patients with gastro-esophageal and head-and-neck cancers continues at this dose in the expansion phase of the open-label, multicenter trial, and preliminary evidence of antitumor activity has been observed.

•

Successfully develop our bispecific antibody candidate MCLA-145. We are developing MCLA-145, in collaboration with Incyte Corporation (Incyte), in an ongoing Phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells, and we believe has the potential to avoid the known side effects experienced with CD137 agonists that have been tested in the clinic. We plan to present a clinical update at a major medical conference in the second half of 2021.

•

Successfully develop our bispecific antibody candidate MCLA-129. We are developing MCLA-129, in collaboration with Betta, and are planning to commence a Phase 1 trial in 2021 to investigate MCLA-129 as a potential treatment for solid tumors, including non-small cell lung cancer (NSCLC). We presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2019 pre-clinical data showing that MCLA-129 inhibited tyrosine kinase inhibitor-resistant NSCLC in pre-clinical xenograft mouse models. We plan to dose the first patient in a clinical trial in the US in 2021.

•

Accelerate the discovery and development of additional internal and collaboration-related bispecific antibody candidates and internal trispecific antibody candidates. We believe we are well positioned to expand our pipeline of Biclonics® and Triclonics® molecules for the potential treatment of cancer and potentially other forms of disease. We are conducting pre-clinical studies for our internal proprietary bispecific and trispecific pipeline as well as leveraging our bispecific platform with our collaborators including Incyte, Eli Lilly and Company (Eli Lilly), Simcere Pharmaceutical Group (Simcere), and Betta.

•

Seek strategic collaborations. We intend to seek strategic collaborations to facilitate the capital-efficient development of our pipeline and to maximize the value of our Biclonics® and Triclonics® technology platforms and to access unique partner capabilities and capacity. We have entered into collaborations with Incyte, Eli Lilly, Simcere, and Betta to develop bispecific antibody candidates based on our Biclonics® technology platform. We plan to work with other potential future collaborators to further validate and expand the use of our Biclonics® and Triclonics® platforms in developing bispecific and trispecific antibody candidates. We have also worked with ONO Pharmaceutical Co., Ltd., under a research license agreement to generate bispecific antibodies for indications outside oncology, which further underscore the breadth of the Merus platform. We believe these collaborations, license and future agreements could potentially provide significant funding to advance our pipeline and allow us to benefit from the additional resources, development and commercialization expertise of our collaborators.

Our Biclonics® and Triclonics® Candidate Portfolio

We currently have bispecific candidates in clinical development, with a variety bispecific and trispecific candidates in pre-clinical development. The following table summarizes our development candidate pipeline:

Cancer Immunotherapeutics

Immunotherapy is relatively a new class of cancer treatment that works to harness a patient’s own immune system to attack the cancer cells. There are a number of immunotherapies that are designed to engage various aspects of the immune system, for example: (1) adaptive immunity, specifically directing genetically modified T cells to the tumor with chimeric antigen receptor, or CAR T cells or T-cell receptor modification; or modulating T-cell activity through co-stimulation or checkpoint signals; (2) innate immunity, including antibody-dependent cellular cytotoxicity (ADCC), cellular-dependent cytotoxicity (CDC), monocyte/macrophage cytotoxicity, natural killer (NK) cell cytotoxicity, or other forms of T-cell cytotoxicity; all directed at the cancer cells. While these therapies vary in mechanism of action, they rely on specific components of the innate or adaptive immune system to kill tumor cells or counteract signals produced by cancer cells that suppress immune responses.

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

In bispecific antibodies, the two variable regions bind to two different targets. To achieve this in the full-length IgG format, two different heavy chain variable regions that can both use a common light chain are combined. In addition, modifications of the heavy chain Fc regions are engineered to drive the formation of full-length IgG that use two different heavy chains rather that two copies of the same heavy chain, which make a monospecific antibody.

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

Our Biclonics® and Triclonics® Platforms

Our two technology platforms use large-scale functional screening in molecular and cell-based assays to identify novel, innovative Biclonics® and Triclonics® with the specific characteristics desired for further development.

We believe our Biclonics® and Triclonics® platforms allow us to approach cancer treatment through multiple innovative modes of action:

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

•

Engaging an adaptive immune response by recruiting T-cells and/or modulating co-stimulation or checkpoint inhibition. We can produce multispecific antibodies that are designed to simultaneously bind to the T-cell antigen CD3 or other effector cell engaging antigens, and/or tumor-associated targets, for a potentially potent T cell or other effector cell recruitment and engagement to selectively kill tumor cells.

•

Engaging the innate immune response through multiple mechanisms. We can produce enhanced ADCC modifications in the Fc region of our Biclonics® or Triclonics® designed to facilitate the recruitment of immune effector cells, such as natural killer cells, or NK cells, and macrophages, to directly kill tumor cells. Specific binding domains engineered in multispecific antibodies can directly bind to macrophages and monocytes; NK cells, each providing specific immune cell function to attack cancer cells.

•

Employing combinations of the above mechanisms. Using our platforms, we can design antibodies to simultaneously target a growth factor receptor expressed by tumor cells and an immunomodulatory molecule involved in blocking and/or reactivating tumor-specific T cells. Biclonics® and Triclonics® can be designed to target growth factor receptors, like epidermal growth factor receptors (EGFR) and HER2 that are expressed on many tumors, while delivering an activation signal or checkpoint blockade to T cells.

Our process to select lead Biclonics® for clinical development is illustrated below. We use our patented MeMo® and Spleen to Screen® human antibody generation and Biclonics® production technologies to rapidly build large collections of Biclonics® or Triclonics® directed against particular target combinations. We then test these collections in cell-based functional assays to identify multispecific antibodies that have the potential for novel and innovative modes of action. We select the most potent or efficacious and evaluate them in multiple in vitro and in vivo assays to identify lead candidates for clinical development.

Selection of Lead Biclonics®

Our Biclonics® technology platform includes the following:

Human antibody generation. Our platform for generating human antibodies employs our patented transgenic murine technology, which we refer to as MeMo®, which harbors human heavy chain variable regions and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity. Upon immunization, MeMo® is capable of generating large and diverse panels of human common light chain antibodies against a broad variety of targets. These human common light chain antibodies are then used to generate large and diverse panels of Biclonics®, human multispecific antibodies capable of binding different targets of virtually any combination.

•

Patented dimerization technology and the full-length Immunoglobulin G format. Our Biclonics® consist of two different heavy chains that need to stably form, or heterodimerize, inside a manufacturing cell line. Using our patented dimerization technology, we employ amino acid residues with opposite charges in the CH3 domains of these heavy chains to efficiently drive the formation of the heterodimer bispecific antibody rather than the homodimer antibody consisting of two copies of the same heavy chain. In addition, the use of a single, or common, light chain in our human Biclonics® antibodies ensures that each heavy chain pairs with the correct, common light chain to efficiently form the intended functional antigen binding regions. The combination of these approaches prevents the need for additional, more artificial techniques, such as the use of linkers or chemical reactions, to force the pairing of different parts of the bispecific antibody. In addition, the format is designed to retain favorable attributes of conventional human IgG mAbs, including their stability and predictability during manufacturing as well as their long half-life and low immunogenicity during treatment of patients. The resulting Biclonics® are bispecific heterodimeric IgG antibodies that are designed to closely mimic IgG antibodies that are produced naturally by the immune system.

The Biclonics® format also permits us to make modifications to the Fc region of the IgG antibody in order to enhance or limit effector functions associated with this part of the molecule. This strategy has been successfully executed with conventional therapeutic mAbs. In order to enhance efficacy and promote immunotherapeutic activity, we can use glycoengineered cell lines used in production to generate Biclonics® that are enhanced for ADCC, resulting in the improved ability to recruit NK cells and macrophages. This ADCC enhancement has been made to our most advanced bispecific antibody candidate, zenocutuzumab, and other of our antibody candidates, MCLA-158 and MCLA-129. In order to improve safety and tolerability, we can modify our Biclonics® to prevent the excessive release of signaling proteins called cytokines, which can overstimulate the immune system. This process is called Fc-silencing as it blocks the ability of our Biclonics® to bind to certain protein receptors on cells, known as Fc receptors, which are associated with cytokine release. We utilize Fc silencing in the design of our bispecific antibody candidate MCLA-145.

•

High-throughput functional screening. We employ our patented Spleen to Screen® technology to rapidly screen panels of new target-specific heavy chains that form common light chain binding domains, or we employ our already established panels of common light chain antibodies. To date we have discovered over 10,000 unique common light chain antibodies directed at more than 40 different antigens, including tumor-associated antigens such as EGFR and cMET; T-cell binding, stimulating or co-stimulating proteins such as CD3 and CD137 (also called 4-1BB); and other immune-cell engaging antigens. For example, we have an established a panel of more than 175 unique and novel anti-CD3 common light chain antibodies from which to discover and develop the next generation of T-cell engaging bispecific and trispecific antibodies. We then generate DNA constructs that encode target-specific human antibodies and express them in mammalian cells. The common light chain format and proprietary dimerization modifications to the CH3 domain of the IgG promote the secretion of virtually pure Biclonics® into the cell culture medium. The medium of thousands of cell cultures that each express a different Biclonics® is harvested and individually used in high throughput molecular and cell-based functional assays to identify Biclonics® with specific novel characteristics for further development.

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

•

Our Biclonics® technology platform allows for functional evaluation of Biclonics® in the relevant therapeutic format leading to the discovery of therapeutic candidates with novel and innovative properties. Our Biclonics® technology platform permits rapid functional screening of large collections of bispecific antibodies which allows us to identify lead candidates with multiple mechanisms of action that have the potential to effectively kill tumor cells with high potency. This is an important step in the identification of lead bispecific antibody candidates with functionalities that compare favorably against other forms of therapeutics, such as conventional mAbs as well as their combinations.

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

Our Triclonics® Platform

Our next generation proprietary Triclonics® technology is covered by existing Merus patents and other pending applications. This new format and the suite of technologies that underpin it permit the development of therapeutic candidates designed to bind three targets with a single multivalent molecule. In pre-clinical studies and modeling, Triclonics® have shown similar qualities of a natural IgG antibody, including favorable half-life, stability, low immunogenicity and favorable developability characteristics. We believe Triclonics® have the potential to produce tumor cell-killing activity and/or to modulate the immune system to promote more robust anti-tumor immune responses, and have the potential for less on-target off-tumor toxicity. This format allows us to leverage our proprietary genetically modified MeMo® mice, which as described above, harbors human heavy chain variable region gene segments and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity, which can be combined into a single trispecific antibody produced with relative high purity. The Triclonics® platform employs our proprietary technologies to produce large panels of substantially pure trispecific antibodies. In addition, we have engineered a panel of novel linkers that attach a third binding domain to the antibody. This panel of linkers vary in properties such as length and flexibility, and are empirically selected for stability and other drug-like properties, while remaining stable and are predicted to have low immunogenicity. The linker panel provides another lever of flexibility in optimizing functional characteristics in our high-throughput screening while maintaining high quality, stability and limiting risk of immunogenicity.

One application of the Triclonics® platform is as a T-cell engager for solid tumors. By binding to three targets, we can generate Triclonics® designed to specifically engage a combination of two tumor antigens for enhanced specificity, binding preferentially to tumor cells expressing both antigens, over normal tissues that may express either antigen, but not both or both at lower expression levels. In this construct, the third binding domain can for example engage an innate or adaptive immune effector cell protein, to stimulate killing of the tumor cell. We believe our Triclonics® platform will permit us to develop molecules with enhanced on target, on tumor specificity, while optimally engaging the immune system mechanisms.

Healthy cells
TAA1POS
Tumor cells
TAA1POS + TAA2POS
Healthy cells
TAA2POS
TAA2
TAA1
CD3
Specific T cell
mediated
tumor
eradication

Our process to select lead Triclonics® leverages our patented MeMo® and Spleen to Screen® human antibody generation and heterodimerization technologies, along with our proprietary linkers based on natural structures to undertake high throughput unbiased functional screening of Triclonics®. With this approach, we have been able to evaluate up to 1,800 different trispecific antibodies targeting three different antigens to identify those unique combinations that pre-clinically have been observed to have desired characteristics for further development.

Our Bispecific and Trispecific Antibody Candidate Portfolio

We currently have four bispecific antibody candidates in clinical development, with additional bispecific and trispecific programs in pre-clinical development.

Zenocutuzumab (MCLA-128, HER3 x HER2 Biclonics®)

Zenocutuzumab is an antibody-dependent cell-mediated cytotoxicity (ADCC) -enhanced Biclonics® that utilizes Merus’ Dock & Block® mechanism to bind to HER2, and bind to and disrupt the interaction between HER3 and ligand, NRG1, in solid tumors. HER2, or human epidermal growth factor receptor 2, is amplified in many solid tumors and is associated with poor prognosis, and the activation of HER3, or human epidermal growth factor receptor 3, is associated with tumor progression and treatment resistance. On the surface of tumor cells, HER2 pairs, or dimerizes, with HER3, and the resulting pair drives malignant progression of HER2-expressing cancer cells. NRG1, which is the ligand for HER3, causes cancer cells to grow and become resistant to treatment with HER2-targeted therapies. Zenocutuzumab is believed to target the HER3 signaling pathway by disrupting the interaction of Her3 with its ligand NRG1 and to overcome the resistance of tumor cells to HER2-targeted therapies using two mechanisms: blocking growth and survival pathways to stop tumor expansion and recruitment, and ADCC enhanced elimination of the tumor via effector cells. In addition, we have identified a rare, genetically defined patient population whose cancers harbor NRG1 fusions. The NRG1 gene encodes for neuregulin, the ligand for HER3. Fusions between NRG1 and other genes in the genome are rare genetic events occurring in lung, pancreatic and other solid tumors, and are associated with activation of HER2/HER3 signaling and growth of cancer cells. Overall estimates of the incidence of NRG1 fusions’ occurrence are based on limited published information. Based on available literature, we estimate NRG1 fusions occur at a rate of approximately 0.3% – 3.0% in non-small cell lung cancer (NSCLC) 0.5% - 1.5% in pancreatic ductal adenocarcinoma (PDAC), and less than 1% in all other tumor types. Importantly, we believe NRG1 fusions occur more frequently in the invasive mucinous adenocarcinoma subtype of lung cancer, and in the subset of patients with PDAC lacking a mutation in the K-RAS gene. The NRG1 fusion is a powerful driver of cancer cell growth. We believe that pre-clinical studies and early clinical evaluation suggest zenocutuzumab (binding to HER2 and blocking NRG1 fusion protein interaction with HER3) has the potential to be particularly effective against tumors harboring NRG1 fusions.

DOCKS
to HER2 on tumor cells to efficiently block HER2:HER3 dimer formation then
Zeno
HER2
HER3
BLOCKS
HER3 signaling even in high NRG1+ tumor environments
+
Enhanced ADCC mediates tumor elimination by immune killer cells

Zeno blocks tumor cell growth and survival driven by HER3 ligands, including neuregulin (NRG-1) and NRG-1 gene fusions (NRG1+)

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

Based on encouraging pre-clinical results, we initiated a Phase 1/2 study of zenocutuzumab in solid tumors. As of January 2019, zenocutuzumab administered as a single-agent had been evaluated in 117 patients, who received the recommended Phase 2 doses. Zenocutuzumab was well-tolerated as a single agent, with low observed immunogenicity, and most reported adverse events (AEs) were mild to moderate. Also as of January 2019, the incidence of grade 3 and 4 AEs irrespective of causality was 37% and 3%, respectively, with the incidence of suspected drug-related grade 3 AEs of about 4%, no suspected drug-related grade 4 adverse events, and one patient experienced a grade 5 hypersensitivity reaction.

•	NRG1 Fusions

In June 2019, we opened a zenocutuzumab EAP and amended the Phase 1/2 trial to focus on patients with solid tumors harboring an NRG1 fusion (the eNRGy trial). Patients treated under EAP and the protocol amendment receive zenocutuzumab at 750 mg administered intravenously every other week. As of October 27, 2019, nine patients identified with cancers harboring NRG1 fusions (three pancreatic ductal adenocarcinoma (PDAC) and six NSCLC) who had previously progressed through standard of care, had been enrolled and treated with zenocutuzumab across the EAP under single patient investigational new drug applications, and the eNRGy trial. Of the nine patients treated, six had at least one evaluation and thus were considered evaluable.

On October 27, 2019, investigators from the Memorial Sloan Kettering Cancer Center (MSKCC) provided an oral presentation at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics, in Boston, Massachusetts, entitled “Clinical proof-of-concept for zenocutuzumab, a bispecific HER2/3 antibody therapy, in NRG1 fusion-positive cancers”, reporting a summary and initial data concerning the treatment of three cancer patients harboring NRG1 fusions (NRG1+) with zenocutuzumab at 750 mg administered intravenously every other week. Assessments of these patients were conducted locally at MSKCC. All three patients, two having PDAC and one having NSCLC, exhibited tumor shrinkage, symptomatic improvement and durability up to the then most recent assessment. All three patients remained on treatment as of October 29, 2019.

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

We also reported that as of October 29, 2019, we had previously treated six additional patients with NRG1+ cancers, one having PDAC and five having NSCLC. The one patient with PDAC, who was enrolled under a single patient IND outside of MSKCC, had received two treatments with zenocutuzumab, at a four-week non-standard interval due to the severity of the patient’s illness, and was non-evaluable, passing away due to complications related to the underlying disease prior to a first tumor evaluation.

For the five of these additional six patients, each with NRG1+ NSCLC enrolled in the eNRGy clinical trial that received treatment with zenocutuzumab, one patient had SD for greater than 7 months but discontinued the trial due to poor adherence to the treatment protocol (unrelated to any AE or lack of efficacy); two patients had progressive disease and are no longer on the trial; and two patients as of October 29, 2019, had only recently started treatment and had not yet undergone initial assessment for tumor response.

We reported in October 2019 that the safety results observed for zenocutuzumab in patients with cancers harboring NRG1 gene fusions was observed to be well tolerated, consistent with what has been previously reported in the overall patient population treated with zenocutuzumab.

We are currently enrolling patients for the Phase 1/2 eNRGy trial to assess the anti-tumor activity of monotherapy zenocutuzumab in NRG1+ cancers. The eNRGy trial enrolls patients with NRG1+ pancreatic cancer, non-small cell lung cancer and other solid tumors. Enrolled patients will receive 750mg of zenocutuzumab every two weeks. We expect to present data at a medical conference in the second quarter of 2021. In January of 2021 the FDA granted Fast Track designation of zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

•	Her2 Amplified Metastatic Breast Cancer (mBC)

In May 2020, we announced that we had completed enrollment of a Phase 2 trial of zenocutuzumab (zeno) in metastatic breast cancer, and would be presenting data at Annual Meeting of the American Society of Clinical Oncology ASCO20 Virtual Scientific Program. These data presented at that program showed that zeno in combination with trastuzumab and vinorelbine was active in heavily pretreated HER2+ metastatic breast cancer patients who have progressed on multiple lines of anti-HER2 therapies and that zeno was well tolerated. With a safety cut-off (sample size 28) of November 2019, and an efficacy data cut-off (sample size 39) of March 31, 2020, 39 patients were treated with the triplet combination – among the 39 patients, 12 were ongoing on study treatment, and the median numbers of prior therapies and prior anti-HER2 lines were 5 and 3, respectively. The most common severe adverse event (AE) reported with the triplet therapy was neutropenia considered related to vinorelbine, with few patients discontinuing due to AEs. As of March 31, 2020, anti-tumor activity was evaluated in 37 evaluable patients with locally confirmed Her2 amplification (3+ immunohistochemistry (IHC) or 2+ IHC confirmed by fluorescent in situ hybridization (FISH)) with a the clinical benefit rate (compete response (CR)+ partial response (PR)+ [stable disease (SD) at 24 weeks]) of 35.1% [90%CI 22.2-50.0], with one patent having a CR lasting 19.3 weeks, 6 patients having a PR (lasting from 5.3+ to 12.3 weeks), and 22 having SD (lasting from 5.9+ to 59.1+ weeks).  As of the efficacy cut-off, among those with a best response of SD, 5 patients had an unconfirmed PR, 2 of which were ongoing as of the presentation. Currently, certain patients remain on treatment in the Phase 2 trial. We plan to present data from the Phase 2 trial in a future medical conference when the studies are completed.

In October 2019, we previously disclosed that we plan to advance development in metastatic breast cancer only with a partner and intend to focus our efforts on the eNRGy trial of zeno in NRG1 fusion cancers.

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

MCLA-158 is currently being evaluated in a Phase 1 open-label, multicenter study, currently in the expansion phase, in patients with solid tumors. The primary endpoint is safety and tolerability of the defined dose; secondary endpoints include single-agent preliminary anti-tumor activity. On January 15, 2021, we presented in a poster session interim clinical data from our Phase 1 dose escalation of MCLA-158 at the American Society of Clinical Oncology 2021 Gastrointestinal Cancers Symposium. As of a data cut-off of September 2020, MCLA-158 was administered to 33 patients over 11 dose levels (5-1500 mg, flat dose), a heavily pretreated population with a median of four lines of prior therapy. As of the cut-off date, MCLA-158 was observed to be well tolerated, and no dose limiting toxicities occurred. The recommended Phase 2 dose was established at 1500 mg administered intravenously once every two weeks. Enrollment of patients with gastro-esophageal and head-and-neck cancers continues at this dose in the expansion phase of the open-label, multicenter trial, and preliminary evidence of antitumor activity has been observed.

MCLA-145 (CD137 x PD-L1 Biclonics®)

MCLA-145 is a Biclonics® T-cell engager that binds to human programmed death-ligand 1 (PD-L1) and CD137. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T cells, and to cause a potent and durable T-cell activation in the tumor microenvironment. MCLA-145’s binding to a cell is predicted to lead to clustering of CD137 on T cells when PD-L1 is expressed on adjacent cells, and block the T-cell inhibitory PD-1/PD-L1 interactions in the tumor. Because T-cell activation in our pre-clinical studies was shown to be context-dependent, requiring PD-L1 expression in the tumor microenvironment, we believe MCLA-145 has the potential to overcome the known side effects experienced with CD137 agonists that have been tested in the clinic

MCLA-145 is the first drug candidate co-developed under our global research and collaboration with Incyte Corporation (Incyte), which permits the development and commercialization of up to 11 bispecific and monospecific antibodies from our Biclonics® platform. Under the terms of the collaboration, Merus retains all rights to develop and commercialize MCLA-145, if approved, in the United States, while Incyte has rights to develop and commercialize MCLA-145, if approved, outside the United States.  We plan to present a clinical update on MCLA-145 at a major medical conference in the second half of 2021.

Development

In our pre-clinical studies, MCLA-145 showed binding to PD-L1 and CD137, recruitment of T cells into the tumor, blocking of inhibitory PD-1/PD-L1 axis and potent T-cell activation.

Primary T Cell Transactivation Assay
[IL-2] (pg/mL)
5000
4000
3000
2000
1000
0
10-1
100
101
102
103
104
105
IgG Concentration (ng/mL)
MCLA-145
CD137mAb^
CD137mAb^
PD-L1mAb*
Neg Ctrl Ab
^ Urelumab Analog
* Atezolizumab Analog

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

MCLA-129 (EGFR x c-MET Biclonics®)

MCLA-129 is an investigational Biclonics®, designed to bind EGFR and c-MET, for the potential treatment of solid tumors. EGFR is an important oncogenic driver in many cancers. The upregulation of c-MET signaling has been associated with resistance to EGFR inhibition. MCLA-129 has two distinct mechanisms of action. First, MCLA-129 is designed to block the signaling of EGFR as well as c-MET, in an effort to inhibit tumor growth and survival. Second, MCLA-129 utilizes ADCC-enhancement technology, which is designed for greater cell-killing potential. Because both mechanisms of action are dependent on the co-expression of EGFR and c-MET, we believe MCLA-129 has the potential for less toxicity compared to agents targeting EGFR alone.

MCLA-129 is being developed in collaboration with Betta Pharmaceuticals Co. Ltd. (Betta). Under the terms of the collaboration, Betta is responsible for the clinical development and commercialization of MCLA-129, if approved, in China and we retain all rights to MCLA-129 outside of China. In January 2021, Betta announced that the Chinese National Medical Products Administration had accepted its IND for MCLA-129 injection. We have also announced we plan to dose the first patient in a clinical trial in the US in 2021.

Development

Pre-clinical data on MCLA-129 were presented in October 2019, at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The poster, entitled “Pre-clinical evaluation of MCLA-129: a bispecific antibody targeting c-MET and EGFR,” showed that MCLA-129 inhibited and reversed resistance to tyrosine kinase resistant non-small cell lung cancer (NSCLC), cell lines resulting in tumor growth inhibition in xenograft models of NSCLC. In these xenograft models, MCLA-129 showed tumor shrinkage in mice whose tumors are resistant to the EGFR small molecule inhibitor erlotinib.

MCLA-129 Inhibited TKI Resistant NSCLC |MCLA-129 Reversed Acquired TKI Resistance

Drug-free
Vehicle
MCLA-129*
c-METxMock bAb
Erlotinib
MCLA-129 + Erlotinib
c-METxMock bAb + Erlotinib
Tumor Volume (mm3)
0
200
400
600
800
1000
1200
1400
1600
1800
14 16 18 20 22 24 26 28 30 32 34 36 38 40 42 44 46 48 50 52 54 56 58 60 62 64 66 68 70 72 74
Days
*variant

Erlotinib → Erlotinib
Erlotinib → MCLA-129 + Erlotinib
Tumor Volume (mm3)
2500
2000
1500
1000
500
0
Erlotinib treatment
Randomized
4h
24h
14 18 22 26 30 34 38 42 46 50 54 58 62 66 70 74 78 82 86 90 94 98 102
Days

These pre-clinical data suggest MCLA-129, if successfully developed and approved, could benefit patients having NSCLC that become resistant to EGFR targeted therapies.

Pre-clinical Discovery Programs

We intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development. Each of these antibody candidates are designed to bind to targets believed to be useful in the treatment of cancer with an intention to establish efficacy and obtain information for submission to the FDA. Using our platform, we will continue to evaluate new targets and combinations to identify potential candidates with the highest therapeutic potential and select those candidates to be advanced into clinical trials.

Collaboration Agreements

As part of our business strategy, we collaborate with a range of partners, including pharmaceutical, biotechnology, and diagnostic companies as well as academic institutions. We intend to continue to seek collaborations and license agreements to develop and commercialize therapeutics in order to exploit the potential of our Biclonics® and Triclonics® platforms.

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

Eli Lilly and Company (Eli Lilly)

In 2021, we entered into a collaboration and license agreement (the “Lilly Collaboration Agreement”) and share subscription agreement (the “Lilly Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”).

Under the terms of the Lilly Collaboration Agreement, we and Eli Lilly agreed to collaborate with respect to the discovery and research of bispecific antibodies utilizing our proprietary Biclonics® bispecific technology platform. The collaboration encompasses up to three (3) independent programs directed to the generation of T-cell re-directing bispecific antibodies that bind CD3 and a tumor associated antigen target selected by Eli Lilly (“Target”) to be the subject of each such program.

We granted to Eli Lilly an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how to exploit certain compounds and products directed to designated Targets in combination with CD3, or directed to such designated Target(s) alone as a monospecific antibody or monospecific antibody drug conjugate, subject to rights granted by us to third parties under one or more existing third party agreements. We also retain all rights not granted to Eli Lilly.

Additionally, in the case of a change of control that may adversely impact certain rights and obligations of us and Eli Lilly under the Lilly Collaboration Agreement, (a) we have agreed to terminate or transfer its rights to third parties under certain research programs and (b) Eli Lilly has the option to take over certain of our research obligations.

Eli Lilly paid an upfront, non-refundable payment of $40 million for the rights granted under the Lilly Collaboration Agreement. Eli Lilly agreed to fund the research and development activities we conduct for each program under an agreed research plan and budget. With respect to each product arising from each program, we are eligible to receive up to $290 million in future contingent development and regulatory milestones and up to $250 million in commercial sales milestones, for a total of up to approximately $1.6 billion for a single product generated from all three programs. We are further eligible to receive, on a product-by-product and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires.

The Lilly Collaboration Agreement includes a three-year research term for us to perform research and development activities, subject to two extension terms of six months at Eli Lilly’s discretion. The Lilly Collaboration Agreement will continue on a product-by-product basis until Eli Lilly has no royalty payment obligations with respect to such product or, if earlier, the termination of the Lilly Collaboration Agreement or any program in accordance with the terms of the Lilly Collaboration Agreement. The Lilly Collaboration Agreement may be terminated in its entirety or on a program-by-program basis at will by Eli Lilly. The Lilly Collaboration Agreement may also be terminated by either us or Eli Lilly under certain other circumstances, including material breach, as set forth in the Lilly Collaboration Agreement. If the Lilly Collaboration Agreement is terminated with respect to one or more programs, depending on the stage of development, certain rights in the terminated programs revert to us, in accordance with the terms of the Lilly Collaboration Agreement.

Also in January 2021, in connection with entering into the Lilly Collaboration Agreement, pursuant to the Lilly Subscription Agreement, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to us of approximately $20 million (the “Private Placement”). Eli Lilly agreed not to transfer, sell, or otherwise dispose of the shares purchased in the private placement for a period of time following the closing date, subject to certain customary exceptions.

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

Simcere Pharmaceutical Group

On January 8, 2018, we entered into an agreement with Simcere Pharmaceutical Group (Simcere) granting Simcere an exclusive license to develop and commercialize in China up to three bispecific antibodies to be produced by Merus utilizing our proprietary Biclonics® technology platform. We retain all rights outside of China.

We have agreed to lead research and discovery activities while Simcere has agreed to be responsible for the IND-enabling studies, clinical development, regulatory filings and commercialization of these product candidates in China. Under the terms of the agreement, for a program achieving development candidate nomination, Simcere will retain a contract manufacturing organization with experience in filing IND applications with U.S. authorities and clinical trial agreements (CTAs) with European regulatory authorities in order to produce clinical trial materials. We received an upfront payment, and are eligible to receive milestone payments contingent upon Simcere achieving certain specified development and commercial goals. To date, we have achieved two undisclosed milestone payments under this agreement. We are eligible to receive tiered royalty payments on sales of any products resulting from the collaboration in China from Simcere. Simcere is eligible to receive tiered royalty payments on sales outside of China from us.

Betta Pharmaceuticals Co. Ltd.

On December 10, 2018, we entered into a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta) where we granted Betta an exclusive license to develop and commercialize in China MCLA-129, a Merus proprietary Biclonics® produced by our Biclonics® technology platform. We retain all rights outside of China. Under the terms of the agreement, Betta retained a contract manufacturing organization with experience in filing IND applications with U.S. authorities and CTAs with European regulatory authorities in order to produce clinical trial materials for the Chinese market and the rest of the world.

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

Manufacturing

Our Biclonics® technology platform relies on third parties for biological materials. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice-grade (cGMP-grade) clinical trial materials and commercial quantities of our antibody candidates and products, if approved. We currently do not have any agreements for the commercial production of product candidates, but we have contracted several biopharmaceutical CMOs for the clinical manufacture of zenocutuzumab, MCLA-158, MCLA-145, and MCLA-129. We believe that the standardized Biclonics® manufacturing process can be transferred to additional CMOs and potential future co-development or co-commercialization collaborations or partnerships for the production of clinical and commercial supplies of our Biclonics® in the ordinary course of business.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for zenocutuzumab, MCLA-158, MCLA-145, MCLA-129 or any of our other antibody candidates because our antibody candidates are still in pre-clinical or early-to-middle-stage clinical development. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval, if any, for one of our antibody candidates.

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

Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining top qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, manufacturer’s production capacity, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer, including other bispecific antibodies or similar molecules. Our closest competitors in this area include Affimed N.V., Zymeworks Inc., Genmab A/S, EpimAb Biotherapeutics, MacroGenics, Inc., NuMab Therapeutics, Elevation Oncology, Rain Therapeutics, Hummingbird Bioscience, Regeneron Pharmaceuticals, Inc. and Xencor, Inc. The antibody candidates in development by competitors may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our antibody candidates for which we obtain marketing approval.

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

As of January 31, 2021:

•

Our patent portfolio related to our bispecific antibody candidate zenocutuzumab consists of one application filed under the Patent Cooperation Treaty (PCT) application, filed on February 27, 2015 with two issued patents in Europe and applications pending in the United States, Europe and 16 other foreign jurisdictions with an expected expiry not earlier than February, 2035. Claims are directed to the zenocutuzumab composition of matter and methods of using zenocutuzumab to treat subjects having or at risk of having an ErbB-2 and/or ErbB3 positive tumor. In addition, our portfolio includes four PCT patent applications covering further methods of using zenocutuzumab, including in combination therapies to treat patients, concerning methods of treating patients with cancer harbor NRG1 gene fusions, three of which were filed on April 3, 2018, and one filed on May 17, 2018. Three of these four PCT patent applications entered national phases in the United States, Europe and 17 other foreign jurisdictions. One of these four PCT patent applications entered national phases in the United States, Europe and four other foreign jurisdictions.

•

Our patent portfolio related to our CD3 technology consists of a first PCT application, filed on July 8, 2016, with issued patents in the United States and Europe and applications pending in the United States, Europe and 13 foreign jurisdictions with an expected expiry not earlier than July 2036. A second PCT application was filed on March 27, 2020, as well as in two foreign jurisdictions with an expected expiry not earlier than March, 2040. Claims are related to the anti-CD3 binding domains, antibodies, their use, among other subject matter.

•

Our patent portfolio related to our bispecific antibody candidate MCLA-158 consists of one PCT filed on October 21, 2016, with two issued patents in foreign jurisdictions and applications pending in the United States, Europe and 14 other foreign jurisdictions with an expiry no earlier than October, 2036. Claims are directed to the MCLA-158 composition of matter and methods of using MCLA-158 in the treatment or prevention of various solid tumors.

•

Our patent portfolio related our bispecific antibody candidate MCLA-145 consists of one PCT filed on September 22, 2017, with application pending in the United States, Europe and 19 other foreign jurisdictions with an expiry no earlier than September 2037. Claims are directed to the MCLA-145 composition of matter and methods of using MCLA-145 in the treatment or prevention of various solid tumors.

•

Our patent portfolio related our bispecific antibody candidate MCLA-129 consists of one PCT filed on August 9, 2018, with applications pending in the United States, Europe and 19 other foreign jurisdictions with an expiry of no earlier than August 2038. Claims are directed to the MCLA-129 composition of matter and methods of using MCLA-129 in the treatment or prevention of various solid tumors.

•

Our patent portfolio related to our MeMo® transgenic animal consists of four issued U.S. patents, nine pending U.S. applications, two issued European patents that have been validated in many countries, and four pending European applications, 16 issued foreign patents and 15 pending foreign applications, all with an expected expiry not earlier than June

2029. Claims are directed to a common light chain animal and methods of producing hybridomas, host cells, and antibodies relating to the use of a common light chain and by exposing the animal to an antigen.

•

Our patent portfolio related to our Spleen to Screen® technology consists of three issued U.S. patents, one pending U.S. application, one issued European Patent, which was revoked in opposition and currently subject to appeal before the Technical Board of Appeals, one pending European application and three issued foreign patents, with three foreign pending applications, all with an expected expiry not earlier than September 2032.

•

Our patent portfolio related to recombinant production of mixtures of antibodies includes claims directed to host cells generating multispecific antibodies and consists of five issued U.S. patents, and three pending U.S. applications, two issued European patents, 16 issued foreign patents, and four pending foreign applications, all with an expected expiry not earlier than July, 2023.

•

Our patent portfolio related to efficient dimerization of heavy chains promoting efficient production of Biclonics® and mixtures of antibodies, methods and host cells for recombinant production thereof, and consists of two PCT applications filed on April 19, 2013, which resulted in seven issued U.S. patents, one pending U.S. application, two issued European patents, 2 pending European applications, 25 issued foreign patents, and twenty-one pending foreign applications, all with an expected expiry not earlier than April, 2033.

•

Our patent portfolio related to our trispecific antibody technology consists of one PCT application, filed on March 29, 2019, with pending applications in the United States, Europe, and 19 foreign jurisdictions, having with an expiry no earlier than March 2039. Claims are directed to a multivalent antibody format, including the Triclonics® format.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional compositions created or identified from our Biclonics® technology platform, improvements to our Biclonics® technology platform, our next generation Triclonics® platform and ongoing development of our antibody candidates. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter directed to aspects of the molecules, basic structures and processes for manufacturing these molecules and the use of these molecules in a variety of therapies.

Our patent portfolio is intended to cover, but is not limited to, the composition of matter of our bispecific antibody candidates, their methods of use, the Biclonics® and Triclonics® technology platforms used to generate them, related technologies and/or other aspects of the inventions that are important to our business, including our MeMo® mouse, Spleen to Screen® technology, and recombinant host cells capable of producing our antibody candidates, methods of purification, and heterodimerization, among other proprietary technology. We also rely on trademarks, trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

•	submission to the FDA of a Biologics License Application (BLA) that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

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

The clinical trial sponsor must submit the results of the pre-clinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some pre-clinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds, at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

U.S. Review and Approval Processes

After the completion of clinical trials of a biological antibody candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal trials, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act (PREA) a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological antibody candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan within sixty days after an end-of-Phase 2 meeting or as may be agreed between the sponsor and FDA. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.

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

Post-Approval Requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. Manufacturers of approved biologics are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include record-keeping requirements, reporting of adverse effects, and reporting updated safety and efficacy information.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use.

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

Clinical Trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application (CTA) much like the IND prior to the commencement of human clinical trials. In the European Economic Area (EEA) (which is comprised of the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein), for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the Ethics Committee has granted a positive opinion in relation to the conduct of the trial in the relevant Member State(s), in accordance with a country’s requirements, clinical trial development may proceed.

Clinical trials of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization (ICH), guidelines on Good Clinical Practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Prior to commencing a clinical trial, the sponsor must obtain a CTA from the Competent Authority, and a positive opinion from an independent Ethics Committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.

Currently, CTAs must be submitted to the Competent Authority in each EU Member State in which the trial will be conducted.  Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement.  Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant Competent Authorities and Ethics Committees.  Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices (GMP). Other national and European Union-wide regulatory requirements may also apply.

During the development of a medicinal product, the European Medicines Agency (EMA) and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (CHMP). A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs.  Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations

In the EEA, medicinal products can only be placed on the market after obtaining a Marketing Authorization (MA). To obtain regulatory approval of an investigational biological product in the EEA, we must submit a marketing authorization application (MAA). The application used to file the BLA in the United States is similar to that required in the EEA, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA which is valid across the entire territory of the EEA. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced-therapy medicines, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases.

Under the centralized procedure, the maximum timeframe for the evaluation of a MAA by the EMA is 210 days.  This excludes so-called clock stops, during which additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP.  At the end of the review period, the CHMP provides an opinion to the European Commission.  If this opinion is favorable, the Commission may then adopt a decision to grant an MA.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national Competent Authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed. The benefits of a PRIME designation includes the appointment of a rapporteur from the CHMP before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Data and Marketing Exclusivity

The EEA also provides opportunities for market exclusivity.  For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. If granted, data exclusivity prevents regulatory authorities in the EEA from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the EEA’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers. During this period, the EMA cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EEA for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements

Similar to the United States, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited.  Direct-to-consumer advertising of prescription medicines is also prohibited in the EEA. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each Member State and can differ from one country to another.

Failure to comply with EU and Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Approval and Regulation of Companion Diagnostics

In the EEA, in vitro diagnostic medical devices are regulated by Directive 98/79/EC which regulates the placing on the market, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

Companion diagnostics can also be considered “combination products” which are governed by a different regulatory pathway depending on the mode of action of the products. A combination medicine/device product could either be regulated as a medicinal product or a medical device based on its primary mode of action. In principle, if a medical device incorporates a substance which, if used separately, is likely to be considered as a medicinal product and act on the human body by an action ancillary to that of the device, the device must be evaluated and authorized in accordance with the medical device regulations. However, if the medicinal substance constitutes the main function of the product then the product is considered as a medicinal product. Currently, for such combination products, the manufacturer will have to consult, prior to obtaining the CE marking of the device, the EMA or national Competent Authorities to obtain scientific advice on the quality and safety of the medicinal substance, including the benefit/risk profile of its incorporation into the device.

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the in-vitro diagnostic devices Regulation (No 2017/746) which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national Competent Authorities or the EMA.

With respect to the United Kingdom, the transition period, during which EU pharmaceutical laws continued to apply to the United Kingdom, has expired on December 31, 2020. However, the EU and the United Kingdom have concluded a trade and cooperation agreement, or TCA, which is provisionally applicable since January 1, 2021.

The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA) effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

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

In addition, to the extent a company processes, controls or otherwise uses “special category” personal data (including patients’ health or medical information, genetic information and biometric information), more stringent rules apply, further limiting the circumstances and the manner in which a company is legally permitted to process that data. The GDPR provides a broad right for EU and EEA member states to create supplemental national laws which may result in divergence across Europe making it harder to maintain a consistent operating model or standard operating procedures. Such laws, for example, may relate to the processing of health, genetic and biometric data, which could further limit our ability to use and share such data or could cause our costs to increase, and harm our business and financial condition.

We are also subject to EU laws on personal data export, as we may transfer personal data from the EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. From January 1, 2021, we are subject to the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending 30 June 2021 at the latest, whilst the parties discuss an adequacy decision. Further, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of personal data from the EEA. For example, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield) under which personal data could be transferred from the EEA to United States entities who had self-certified under the Privacy Shield scheme. It is uncertain whether the standard contractual clauses will also be invalidated by the European courts or legislature.

There are costs and administrative burdens associated with compliance with the GDPR and the resultant changes in the EU and EEA member states’ national laws. Any failure or perceived failure to comply with global privacy laws carries with it the risk of significant penalties and sanctions of up to €20 million or up to 4% of total worldwide annual turnover of the preceding financial year. Additionally, following the United Kingdom’s withdrawal from the EEA and the EU, and the expiry of the transition period, companies have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. These laws or new interpretations, enactments or supplementary forms of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. Claims of violations of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-US Privacy Shield Framework (Privacy Shield), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.

These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

In the EEA, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member States are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member States may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.

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

Additionally, on August 2, 2011, the Budget Control Act of 2011 was enacted, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Employees

As of January 31, 2021, we had 93 full-time employees and 48 part-time employees, including 60 employees with M.D. or Ph.D. degrees. Of these employees, 93 were primarily engaged in research and development activities and 48 were primarily engaged in general and administrative activities. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Corporate Information

We were incorporated as Merus B.V. under the laws of the Netherlands on June 16, 2003. Our principal executive offices are located at Yalelaan 62, 3584 CM Utrecht, The Netherlands. Our telephone number at the Utrecht address is +31 30 253 8800. Our website address is www.merus.nl. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

Item 1A. Risk Factors.

RISK FACTORS

Risks Related to Our Business and Industry

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $85.5 million, and $55.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated loss of $400.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

•

conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, for the treatment of solid tumors harboring neuregulin 1 (NRG1) gene fusions and conclude our ongoing Phase 2 clinical trial for the treatment of metastatic breast cancer in combination with other therapies;

•	conclude our ongoing dose-escalation portion of our Phase 1 clinical trial of MCLA-117, our bispecific antibody candidate, for the treatment of acute myeloid leukemia (AML);
•	conduct our ongoing Phase 1 clinical trial of MCLA-158 for the treatment of solid tumors;
•	conduct our ongoing Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors and B-cell lymphomas, which is being co-developed with Incyte Corporation (Incyte);
•	commence our Phase 1 clinical trial for MCLA-129 in collaboration with Betta Pharmaceuticals Co. Ltd. (Betta);
•	continue the research and development of our other pre-clinical antibody candidates;
•	expand our clinical programs to explore new potential combination therapies or indications;
•

expand and enhance our technology platforms, including our Biclonics® technology platform which generates our pipeline of bispecific product candidates, our Triclonics® technology platform, which generates pre-clinical trispecific candidates and generate and develop additional multispecific antibody candidates;

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte and Eli Lilly. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, MCLA-158, and MCLA-145, concluding MCLA-117 and expected commencement of a clinical trial of MCLA-

129. We are in the early stages of development of our antibody candidates, and we have not completed development of any Biclonics® or any other drugs or biologics.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-158, and MCLA-145, conclude our trial of MCLA-117, commence our clinical trial for MCLA-129 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of December 31, 2020 will be sufficient to fund our operations into at least the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the Phase 1 clinical trials of MCLA-117, MCLA-158, and MCLA-145;
•	the success of our collaboration with Incyte to develop monospecific and bispecific antibodies candidates, including our ongoing Phase 1 clinical trial for MCLA-145;
•	the cost, progress and results of our anticipated clinical trial for MCLA-129;
•	the cost of manufacturing clinical supplies of our bispecific antibody candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other bispecific and multi-specific antibody candidates;
•	the costs, timing and outcome of regulatory review of any of our antibody candidates;
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

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multi-specific antibody candidates using our Triclonics® technology platform. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and eventual commercialization of these antibody candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Each of our bispecific antibody candidates and pre-clinical trispecific antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA, the EMA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

The Biclonics® technology platform and Triclonics® technology platform are unproven, novel approaches to the production of molecules for therapeutic intervention.

We have not received regulatory approval for a therapeutic based on a full-length human bispecific or trispecific IgG approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our Biclonics® and Triclonics® may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA, the EMA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on Biclonics® and

Triclonics® therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our antibody candidates.

Our Biclonics® and Triclonics® technology platforms rely on third parties for biological materials. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or antibody candidates.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our development strategy.

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the antibody candidates we are developing. Through collaborations or license agreements, we may develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our antibody candidates, if approved. Companion diagnostics are subject to regulation by the FDA, and comparable foreign regulatory authorities as medical devices and typically require separate regulatory approval (or clearance, or certification) prior to commercialization. If needed, we intend to develop companion diagnostics in collaboration with or via license agreements with third parties and are dependent on the scientific insights and sustained cooperation and effort of any third-party collaborators in developing and obtaining approval (or clearance, or certification) for companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for any companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our collaborators to develop or obtain regulatory approval (or clearance, or certification) of companion diagnostics could delay or prevent approval of our antibody candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our antibody candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative companion diagnostic test for use in connection with the development and commercialization of our antibody candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our antibody candidates.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, MCLA-117, MCLA-158, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® technology platform, generating our Triclonics® technology platform, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, MCLA-158, and MCLA-145, concluding the MCLA-117 trial and anticipate commencing a clinical trial for MCLA-129, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical trial or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our business may become subject to economic, political, regulatory and other risks associated with international operations

As a company based in the Netherlands, our business is subject to risks associated with conducting business internationally. Many of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability, in particular, in non-U.S. economies and markets;
•	differing regulatory requirements for drug approvals in non-U.S. countries;
•	differing jurisdictions could present different issues for securing, maintaining and/or obtaining freedom to operate in such jurisdictions;
•	potentially reduced protection for intellectual property rights;
•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates of the euro and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	differing reimbursement regimes and price controls in certain non-U.S. markets;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	compliance with international privacy regulations, including the General Data Protection Regulation (GDPR);
•	negative consequences from the United Kingdom’s withdrawal from the EU, and its potential impact on supply-chain and our personnel;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU—UK Trade and Cooperation Agreement (“TCA”), which became binding on both the EU and the United Kingdom on January 1, 2021, and awaits the final agreement of the remaining 27 EU Member States. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains about how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal.

The United Kingdom’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands restricted from traveling to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. are restricted from travel to the Netherlands under current guidelines. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the Netherlands and employees of our subsidiary Merus US, Inc., in the U.S. work from home when possible.  For those employees working at our offices and laboratory in Utrecht, and offices of our subsidiary in Cambridge Ma., they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte, Eli Lilly and Simcere, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our antibody candidates, including zenocutuzumab, MCLA-158 and MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry manufacturing and controls, or pre-clinical development activities due to the current restrictions on travel and work globally, which may force us to reduce related workflows until such work and travel restrictions are lifted. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158 and MCLA-145, and anticipated commencement of the clinical trial for MCLA-129. To date, we have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

•	interruption or delays in the operations of the FDA or EMA or comparable foreign regulatory authorities, which may impact approval timelines;
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

•	refusal of the FDA or EMA or comparable foreign regulatory authorities to accept data from clinical trials in affected geographies;
•

interruption or delays in our collaborations, including with Incyte, Eli Lilly, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs and IND-enabling studies;

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

To obtain the requisite regulatory approvals to market and sell any of our antibody candidates, we or any collaborator for such candidates must demonstrate through extensive pre-clinical studies and clinical trials that such candidates are safe, pure and potent in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical studies and early-stage clinical trials of our antibody candidates may not be predictive of the results of later-stage clinical trials. Antibody candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-158, and MCLA-145, concluding our work on the Phase I clinical trial of MCLA-117, and anticipating commencement of the Phase I clinical trial of MCLA-129 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

•

delays in or failure to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	delays in or failure to recruit suitable patients to participate in a trial;
•	delays in or failure to establish the appropriate dose and schedule for antibody candidates in clinical trials;
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

•	failure to observe a meaningful clinical benefit;
•	delays in or failure to obtain regulatory approval or authorizations to commence a trial;
•	delays in or failure to obtain institutional review board (IRB) or Ethics Committee approval at each site;
•	our third-party research contractors failing to comply with regulatory requirements or applicable law, or to meet their contractual obligations to us in a timely manner, or at all;
•	changes in regulatory requirements, policies and guidelines;
•	manufacturing sufficient quantities of antibody candidate for use in clinical trials;
•	the quality or stability of an antibody candidate falling below acceptable standards;
•	changes in the treatment landscape for our target indications that may make our antibody candidates no longer relevant;
•	third party actions claiming infringement by our antibody candidates in clinical trials outside of the United States and obtaining injunctions interfering with our progress; and
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires, epidemics or public health emergencies and U.S. or non-U.S. governmental actions or restrictions related thereto.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the Competent Authorities of the EEA Member States (the 27 EU Member States plus Iceland, Liechtenstein, Norway and the UK) or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our antibody candidates.

Clinical trials must be conducted in accordance with the FDA, EU, EEA Member States, and other applicable regulatory authorities’ legal requirements, other regulations or guidelines, and are subject to oversight by these governmental agencies and Ethics Committees or IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our antibody candidates produced under current good manufacturing practice (cGMP) requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (GCP) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the EEA and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EEA and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EEA Competent Authorities, and different standards of diagnosis, screening and medical care.

Interim, preliminary, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. Further, as a result of the COVID-19 or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. In addition, we may report interim or preliminary analyses of only certain endpoints rather than all endpoints. As a result, top-line data should be viewed with caution until the final data are available.

Furthermore, the information we choose to publicly disclose regarding a particular study or clinical trial is based on more extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to disclose. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular antibody candidate or our business. Others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of particular programs, the approvability or commercialization of the particular antibody candidates, and our business in general. As a result, interim, preliminary or top-line data and analyses should be viewed with caution. Adverse differences between preliminary, top-line or interim data and final data or changes in what is material information regarding the results from a particular study or clinical trial could significantly harm our clinical development and business prospects and cause volatility in the price of our common shares. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 90 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. In the Phase 1 clinical trial of MCLA-117, we announced in May 2020 we will not continue enrollment into the planned dose expansion cohorts in the trial, but plan to complete enrollment in the dose escalation phase. In the Phase 1 clinical trial of MCLA-158, we plan to enroll approximately 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll approximately 118 adult patients with solid tumors or B-cell lymphoma. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

•	the FDA, the EMA or comparable foreign regulatory authorities may fail to approve (or to clear or to certify) the companion diagnostics we contemplate developing with collaborators; and
•	the approval policies or regulations of the FDA, the EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Fast Track designation by the FDA for zenocutuzumab or potential future Fast Track designation of our other antibody candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track designation for zenocutuzumab in the United States for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy, and we may seek additional Fast Track designations for zenocutuzumab or for our other antibody candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing therapeutic candidates that meet certain criteria. Specifically, new biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With a Fast Track antibody candidate, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Obtaining a Fast Track designation does not change the standards for product approval, but may expedite the development or approval process. Even though the FDA has granted such designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that zenocutuzumab or any other antibody candidate that may be granted Fast Track designation will receive marketing approval in the United States.

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

Any regulatory approvals that we may receive for our antibody candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our antibody candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our antibody candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs, and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards.

If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;
•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on the products, manufacturers or manufacturing process;
•	warning or untitled letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	product seizures, detentions or import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production; and
•	imposition of restrictions on operations, including costly new manufacturing requirements.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

We may not be successful in our efforts to use and expand our Biclonics® technology platform to build a pipeline of antibody candidates or to use our Triclonics® technology platform to build a pipeline of trispecific antibody candidates.

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

Another important element of our strategy is to develop, use and exploit our Triclonics® technology platform to build a pipeline of trispecific antibody candidates and collaborate with third parties in potentially researching and developing these trispecific antibody candidates through pre-clinical and clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in proof of concept pre-clinical candidates, we may not be able to develop or monetize these trispecific antibody candidates or demonstrate in the clinic that they are safe and effective. Even if we are successful in continuing to build our bispecific and trispecific pipelines, the potential antibody candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize our bispecific antibody candidates or if we do not successfully develop, collaborate, license or begin to commercialize our trispecific antibody candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 (TCJA), includes a provision repealing, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when or how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal, or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

If we are required by the FDA or similar authorities to obtain approval (or clearance, or certification) of a companion diagnostic test in connection with approval of any of our antibody candidates, and we do not obtain or face delays in obtaining approval (or clearance, or certification) of a diagnostic device, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

If safe and effective use of any of our antibody candidates depends on an diagnostic that is not otherwise commercially available, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our antibody candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to develop or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostics is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable regulatory authorities, and, to date, the FDA has generally required premarket approval of companion diagnostics labeled for use with cancer therapies. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable regulatory authority requires approval (or clearance, or certification) of a companion diagnostic for any of our antibody candidates, whether before or after such candidate obtains marketing approval, we, and/or future collaborators, may encounter difficulties in developing and obtaining approval for such antibody candidate. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval (or clearance, or certification) of a companion diagnostic could delay or prevent approval or continued marketing of such antibody candidate.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidate, if approved, on a timely or profitable basis, if at all.

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746 or “IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of EEA Member States laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022.

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the in-vitro diagnostic devices Regulation (No 2017/746) which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval is obtained.

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

Although we do not currently have any products on the market, if we obtain FDA approval for any of our antibody candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain our financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

The United States and global data protection landscape is rapidly evolving, and we may be affected by or subject to new or amended laws and regulations in the future. For example, California recently enacted legislation, the California Consumer Privacy Act (CCPA) which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA was also recently voted into law by California residents. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Our and our collaborators’ clinical trial programs and research collaborations outside the U.S. may implicate international data protection laws, including, in Europe, the GDPR and local laws further implementing or supplementing the GDPR. The GDPR implements more stringent operational requirements for processors and controllers of personal data including requirements for such companies to be able to ensure and be able to demonstrate compliance with the GDPR. If our or our collaborators’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a non-compliance can lead to compensation claims by affected individuals, negative publicity and a potential loss of business. Further, following the withdrawal of the United Kingdom from the EU on January 31, 2020, we have to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, with each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, including how data transfers between EU member states and the United Kingdom will be treated. These changes may lead to additional compliance costs and could increase our overall risk.

We are also subject to EU/national laws on personal data export, as we may transfer personal data from the EU/EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. In addition, in July 2020, the CJEU invalidated the Privacy Shield, under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. We employ model clauses which remain valid according to the recent CJEU decision, but the changes and uncertainty in this area of law could require us to make operational changes and could increase costs and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity that could have an adverse effect on our business.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. During this period, the EMA cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the EMA for zenocutuzumab, and we may seek such designation from the FDA and EMA for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab and may obtain such designation for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

In addition, even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all.

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

Jurisdictions in addition to the United States have established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier approved reference products. For example, the EU has had an established regulatory pathway for biosimilars since 2006.

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

The collaboration and license agreement, or the Lilly Collaboration Agreement, with Eli Lilly is important to our business. If suitable monospecific or bispecific antibody candidates are not identified for further development and commercialization activities under the Lilly Collaboration Agreement, or if we or Eli Lilly fail to adequately perform under the Lilly Collaboration Agreement, or if we or Eli Lilly terminate the Lilly Collaboration Agreement, the development and commercialization of our antibody candidates would be delayed or terminated and our business would be adversely affected.

The Lilly Collaboration Agreement may be terminated:

•	in its entirety or on a program-by-program basis by Eli Lilly for convenience; and
•

in its entirety or on a program-by-program basis by either party due to a material breach of the Lilly Collaboration Agreement, or any one or more programs under the Lilly Collaboration Agreement, as applicable.

If the Lilly Collaboration Agreement is terminated with respect to one or more programs, depending on the stage of development, certain rights in the terminated programs revert to us.

Termination of the Lilly Collaboration Agreement could cause significant delays in our antibody candidate development and commercialization efforts, which could prevent us from commercializing our antibody candidates without first expanding our internal capabilities or entering into another agreement with a third party. Any suitable alternative collaboration or license agreement would take considerable time to negotiate and could also be on less favorable terms to us. In addition, under the Lilly Collaboration Agreement, Eli Lilly agreed to conduct certain pre-clinical and clinical development activities. If the Lilly Collaboration Agreement were to be terminated, and whether or not we identify another suitable collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business.

Under the Lilly Collaboration Agreement, we are dependent upon Eli Lilly to successfully develop and commercialize any antibody candidates that are identified for further development under the Lilly Collaboration Agreement. We have limited ability to influence or control Eli Lilly’s development and commercialization activities or the resources it allocates to development of product candidates identified under the Lilly Collaboration Agreement. Our interests and Eli Lilly’s interests may differ or conflict from time to time, or we may disagree with Eli Lilly’s level of effort or resource allocation. Eli Lilly may internally prioritize programs under development within the collaboration differently than we would, or it may not allocate sufficient resources to effectively or optimally develop or commercialize antibody candidates arising from such programs. If these events were to occur, our ability to receive revenue from the commercialization of products arising from such programs would be reduced, and our business would be adversely affected.

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

If our collaboration agreements with Simcere or Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with these agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration agreements with Simcere and Betta Pharma that permit us to supervise development efforts associated with our pre-clinical assets with respect to Simcere, or MCLA-129, which we anticipate entering the clinic in 2021 with Betta Pharma, which have product rights in China, we cannot guarantee that these assets will be developed in China in accordance with our standards as applied to our wholly owned programs. Ono is currently pursuing at least one antibody program generated by us through use of our proprietary Biclonics® platform in an area outside oncology. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in areas outside oncology or to engage in future license agreements to further expand the use of our platform and generate future revenue. Should any of these collaborations or license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business.

If we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our recently developed Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly, Simcere and Betta, under which we have licensed the development and commercialization of certain of our monospecific or bispecific antibody candidates.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular bispecific or trispecific antibody candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our antibody candidates to market, further research and develop new trispecific antibody candidates, enhance our Biclonics® and Triclonics® technology platforms and generate product revenue. If we do enter into a new collaboration agreement, we could be subject to the following risks, each of which may materially harm our business, commercialization prospects and financial condition:

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

Risks Related to Intellectual Property and Information Technology

We rely on patents and other intellectual property rights to protect our technology, including antibody candidates and our Biclonics® technology platform and Triclonics® technology platform, the enforcement, defense and maintenance of which may be challenging and costly. Failure to enforce or protect these rights adequately could harm our ability to compete and impair our business.

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic murine technology, our CH3 domain dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our platform technologies, and antibody candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic murine technology, our CH3 domain dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

Issued patents covering one or more of our products or the Biclonics® technology or Triclonics® technology platforms could be found invalid or unenforceable if challenged in court.

To protect our competitive position, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering our antibody candidates or methods, our Biclonics® technology and Triclonics® technology platforms, our common light chain transgenic murine technology, or our CH3 domain dimerization technology, among other technologies, and then compete directly with us, without payment to us.

If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, one of our products or methods, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States or in certain jurisdictions in Europe, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of utility, novelty, obviousness, non-enablement or lack of written description or as constituting unpatentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone substantively involved in prosecution of the patent withheld but-for material information from the U.S. Patent and Trademark Office (USPTO) or engaged in affirmatively egregious misconduct, during prosecution, with a specific intent to deceive the USPTO. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our technologies, products, methods or certain aspects of our Biclonics® technology and Triclonics® technology platforms. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our antibody candidates, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our antibody candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology platforms, methods or candidates or elements thereof, our manufacture or uses relevant to our development, or other attributes of our antibody candidates or our Biclonics® technology platform or Triclonics® technology platform. In such cases, we may not be in a position to develop or commercialize products or bispecific or trispecific antibody candidates unless we successfully pursue litigation, opposition, inter partes, or related post-grant proceedings to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. In addition, we are aware of issued patents and/or pending patent applications held by third parties that could be alleged as covering some of our antibody candidates, irrespective of the merits. We believe that if such patents or patent applications (if issued as currently pending) were asserted against us, we would have counterclaims and defenses against such claims, including non-infringement, the affirmative defense of safe harbor designed to protect activity undertaken to obtain federal regulatory approval of a drug, including under 35 U.S.C. § 271(e) and similar foreign exceptions to infringement, and defenses concerning patent invalidity and/or unenforceability. However, if such counterclaims and defenses were not successful and such patents were successfully asserted against us such that they are found to be valid and enforceable, and infringed by our antibody candidates, unless we obtain a license to such patents, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our antibody candidates. We could also be required to pay substantial damages. Similarly, the targets of certain of our antibody candidates have also been the subject of research by many companies, which have filed patent applications or have patents related to such targets and their uses. There can be no assurance any such patents will not be asserted against us or that we will not need to seek licenses from such third parties. We may not be able to secure such licenses on acceptable terms, if at all, and any such litigation would be costly and time-consuming.

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

We currently have rights and own our intellectual property, including issued patents and pending patent applications, relating to and covering our antibody candidates and Biclonics® technology and Triclonics® technology platforms. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. In addition, our antibody candidates may require specific formulations to work effectively and efficiently or companion diagnostics for safely and effective administration of our therapeutic candidates and the rights to these formulations and companion diagnostics may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we may identify as necessary for our antibody candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, and improvements to IT infrastructure and controls, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel, recruiting additional qualified personnel and managing transitions among these personnel, such as the 2019-2020 transition of our former President and Chief Executive Officer, and resignation of our former Chief Medical Officer, hiring of our new Chief Medical Officer and resignation of our former Chief Scientific Officer occurring in 2020.

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our therapies and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In December 2019, Ton Logtenberg, Ph.D., stepped down as an executive director, a position he held since co-founding our company in 2003, and as President, Chief Executive Officer and Principal Financial Officer, and Sven “Bill” Lundberg, M.D. was appointed as an executive director and as President, Chief Executive Officer and Principal Financial Officer as of January 1, 2020. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe, M.D., was appointed as Senior Vice President and Chief Medical Officer, effective July 27, 2020. Further, in April 2020, Mark

Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. These changes in our senior management were disruptive to our business, and if we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to recruit a suitable replacement for the Chief Scientific Officer position, or retain our existing senior management, managers and senior scientists, our business may be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. On August 21, 2019, we filed a Registration Statement on Form F-3, as amended by Post-Effective Amendment No. 1 to Form F-3 on Form S-3, to register the shares of common stock sold to Incyte. As a result, these shares can be freely sold in the public market. In connection with entering into a settlement agreement with Regeneron Pharmaceuticals, we entered into a Share Subscription Agreement with Regeneron, pursuant to which we issued and sold to Regeneron 600,000 of our common shares. Regeneron’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. In addition, in connection with entering into the Lilly Collaboration Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares. Eli Lilly’s ability to sell these common shares is subject to certain limitations, including that Eli Lilly has agreed not to transfer, sell, or otherwise dispose of the shares for a certain period of time following the closing date, subject to certain customary exceptions.

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

As at 12 February 2021, a bill is pending in Dutch Senate which, if enacted in its current form, would introduce a statutory cooling-off period of up to 250 days during which the general meeting of shareholders would not be able to dismiss, suspend or appoint members of the board of directors (or amend the provisions in the articles of association dealing with those matters) unless those matters would be proposed by the board of directors. This cooling-off period could be invoked by the board of directors in case:

•

shareholders, using either their shareholder proposal right or their right to request a general meeting of shareholders, propose an agenda item for the general meeting of shareholders to dismiss, suspend or appoint a member of the board of directors (or to amend any provision in the articles of association dealing with those matters); or

•

a public offer for the company is made or announced without the company's support, provided, in each case, that the board of directors believes that such proposal or offer materially conflicts with the interests of the company and its business.

The cooling-off period, if invoked, ends at occurrence of the earliest of the following events:

•	the expiration of 250 days from:
o	in case of shareholders using their shareholder proposal right, the day after the deadline for making such proposal expired;
o	in case of shareholders using their right to request a general meeting of shareholders, the day when they obtain court authorization to do so; or
o	in case of a hostile offer being made, the first following day;
•	the day after the hostile offer having been declared unconditional; or
•	the board of directors voluntarily terminating the cooling-off period.

In addition, shareholders representing at least 3% of our issued share capital may request the Dutch Enterprise Chamber of the Amsterdam Court of Appeals for early termination of the cooling-off period. The Dutch Enterprise Chamber of the Amsterdam Court of Appeals must rule in favor of the request if the shareholders can demonstrate that:

•

the board of directors, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have come to the conclusion that the relevant shareholder proposal or hostile offer constituted a material conflict with the interests of the company and its business;

•	the board of directors cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policy-making;
•

if other defensive measures have been activated during the cooling-off period and not terminated or suspended at the relevant shareholders' request within a reasonable period following the request (i.e., no 'stacking' of defensive measures).

During the cooling-off period, if invoked, the board of directors must gather all relevant information necessary for a careful decision-making process. In this context, the board of directors must at least consult with shareholders representing at least 3% of our issued share capital at the time the cooling-off period was invoked and the works council. Formal statements expressed by these stakeholders during such consultations must be published on our website to the extent these stakeholders have approved that publication.

Ultimately one week following the last day of the cooling-off period, the board of directors must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting of shareholders. If this legislation passes, this may make it more difficult for a third party or group of third parties to acquire control of us or effect a change in our board of directors.

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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2020, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2020. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, “excess distributions” (as such term is defined in the United States Internal Revenue Code of 1986, as amended (U.S. Tax Code)) to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our common shares would be taxed in potentially unfavorable ways. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply, and gains on the sale of our shares would be treated in the same way as excess distributions. In addition, the U.S. Holder would be subject to detailed reporting obligations. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Further, we cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares, including the potential availability and advisability of an election to treat us as a qualified electing fund or a mark-to-market election. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

(1)	a citizen or individual resident of the United States;
(2)	a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;
(3)	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
(4)

a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Tax Code or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 12,320 square meters of office and laboratory space in Utrecht, the Netherlands. This facility serves as our corporate headquarters and central laboratory facility. The leases for this space expire on October 31, 2021, which we plan to extend through at least 2022. We also entered into a lease for 7,583 square feet of additional office space in Cambridge, Massachusetts, which commenced on April 1, 2019 and has a term of seven years.

Item 3. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which could be deemed to be material.

Particular legal proceedings are described in Note 10 of the Consolidated Financial Statements appended to this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on The Nasdaq Global Market under the symbol “MRUS.” Trading of our common stock commenced on May 24, 2016, following the completion of our initial public offering.

As of February 28, 2021, the number of holders of record of our common shares was 5. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2020.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates are generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel bispecific and trispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and TriclonicsTM, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and TriclonicsTM may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented heavy chain and CH3 domain dimerization technology to generate substantially pure bispecific and trispecific antibodies. We also employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and TriclonicsTM therapeutic candidates with differentiated modes of action for pre-clinical and clinical testing.

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 for the potential treatment of solid tumors; and MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors. In 2021, we are planning to commence a clinical trial in the United States for MCLA-129, for the potential treatment of solid tumors, which is also the subject to collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® technology platform to identify multiple additional antibody candidates and advance them to clinical development. Further, Merus is developing its next generation TriclonicsTM technology, and has pre-clinical trispecific antibody candidates capable of simultaneously binding three targets at once.

Funding Our Operations

We are a clinical-stage company and have not generated any revenue from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidate. In addition, if we obtain regulatory approval for any of our antibody candidates, if appropriate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVID-19 Pandemic” below and “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $207.8 million as of December 31, 2020, combined with the aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly and Company (Eli Lilly) in January 2021 of $60.0 million and the aggregate net proceeds from a follow-on offering of $129.7 million in January 2021, will fund our operations at least into the second half of 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

NRG1 gene fusion (NRG1+) Cancers: Phase 1/2 eNRGy trial clinical data and program update planned for Q2 2021

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. We plan to present efficacy and safety data from the eNRGy trial and Early Access Program (EAP) at the 2021 American Society of Clinical Oncology Annual Meeting, with results on more than 30 patients with NRG1+ pancreatic, non-small cell lung and other cancers across the eNRGy trial and EAP  with the opportunity for four or more months of follow up. At that time, we plan to also discuss details of the program and overall strategy.

Zeno is currently in the phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. We believe that Zeno continues to demonstrate encouraging single agent activity in NRG1+ cancers and has been observed to be well tolerated, consistent with previously reported safety data in the overall patient population treated with Zeno monotherapy.

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for pancreatic cancer and in January 2021, Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

MCLA-158 (Lgr5 x EGFR Biclonics®): Solid Tumors

Phase 1 trial continues: dose expansion in patients with gastro-esophageal and head-and-neck cancers

We are developing MCLA-158 for the potential treatment of solid tumors. Our phase 1 clinical trial of MCLA-158 is ongoing in the dose expansion phase.

On January 15, 2021, we presented in a poster session interim clinical data from the phase 1 dose escalation study of MCLA-158 at the American Society of Clinical Oncology 2021 Gastrointestinal Cancers Symposium. As of a data cut-off of September 2020, MCLA-158 was administered to 33 patients over 11 dose levels (5-1500 mg, flat dose), a heavily pretreated population having received a median of four lines of prior therapy. As of the cut-off date, MCLA-158 was observed to be well tolerated, and no dose limiting toxicities occurred. The recommended phase 2 dose was established at 1500 mg administered intravenously once every two weeks. Enrollment of patients with gastro-esophageal and head-and-neck cancers continues at this dose in the expansion phase of the open-label, multicenter trial, and preliminary evidence of antitumor activity has been observed.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial advancing with clinical update planned for 2H 2021

MCLA-145 is currently being evaluated in a phase 1 open-label, multicenter dose escalation study, including a safety dose expansion phase, in patients with solid tumors. MCLA-145 is the first drug candidate co-developed under our global collaboration and license agreement with Incyte Corporation (Incyte), which permits the development and commercialization of up to 11 bispecific and monospecific antibodies from our Biclonics® platform. Merus retains full rights to develop and commercialize MCLA-145, if approved, in the United States, and Incyte is responsible for its development and commercialization outside the United States. We plan to present a clinical update at a major medical conference in the second half of 2021.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

First patient planned to be dosed in 2021

We plan to evaluate MCLA-129 in a phase 1 open-label, multicenter dose escalation study, including a safety dose expansion phase, for the treatment of various solid tumors, with a plan to dose a first patient in the United States in 2021. MCLA-129 is subject to collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights.

In January 2021, Betta announced that the Chinese National Medical Products Administration had accepted its Investigational New Drug application of MCLA-129 injection.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158 and MCLA-145, our conclusion of the MCLA-117 trial, and anticipated commencement of the clinical trial for MCLA-129. We have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the fourth quarter ended December 31, 2020, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte, Eli Lilly and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the U.S. and Netherlands work from home when possible and for those employees working at our offices and laboratory in Utrecht and offices in Cambridge Ma., they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

At this time, there is significant uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the Netherlands, the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the Netherlands, the United States and other countries to contain and treat the disease. See “Risk Factors—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K.

Collaborations and Other Revenue Generating Agreements

Refer to Item 1, “Business—Our Collaborations” and Note 12, “Collaborations,” of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands)
Incyte	$26,580	$25,831	$749	2.9%
Ono	200	4,437	(4,237)	-95.5%
Other	3,163	1,080	2,083	192.9%
Total collaboration revenue	$29,943	$31,348	$(1,405)	-4.5%
Grant revenue	—	(215)	215	-100.0%
Total revenue	$29,943	$31,133	$(1,190)	-3.8%

Our revenue from each collaboration partner consists of revenue recognized from the amortization of deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services reimbursement revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

Collaboration revenue for the year ended December 31, 2020 decreased $1.4 million as compared to the year ended December 31, 2019, primarily as a result of a decrease of $4.1 million in Ono milestone revenue due to the achievement of milestones in 2019 that did not recur in 2020, partially offset by an increase in Betta milestone revenue due to a $2.0 million earned in the fourth quarter. The change in exchange rates did not materially impact collaboration revenue.

As of December 31, 2020, we have total deferred revenue of $99.9 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and is expected to be recognized over the next five years.

Operating Expenses

The following is a comparison of operating expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands)
Research and development	$70,040	$55,680	$14,360	25.8%
General and administrative	35,781	34,110	1,671	4.9%
Total operating expenses	$105,821	$89,790	$16,031	17.9%

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

Research and development expense for the year ended December 31, 2020 increased $14.4 million as compared to the year ended December 31, 2019, primarily as a result of an increase in manufacturing related costs, and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab, and a $2.0 million milestone earned by Betta incurred in the fourth quarter, offset by decreases in costs for MCLA-145.

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as our development programs progress, as we continue to support the clinical trials of our antibody candidates as treatments for various cancers and as we move these candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our antibody candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

General and administrative expense for the year ended December 31, 2020 increased $1.7 million as compared to the year ended December 31, 2019, primarily as a result increases in stock-based compensation, insurance, facilities, intellectual property related costs and other items, partially offset by a decrease in consulting and personnel costs.

We expect general and administrative expenses to increase as we grow as a company, driven by the need to support a growing workforce, engaging in financing transactions, establishing and maintaining our intellectual property rights, fulfilling our compliance requirements as a public company and related legal costs.

Other Income, Net

The following is a comparison of other income, net, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands)
Interest income, net	$300	$1,889	$(1,589)	-84.1%
Foreign exchange (losses) gains	(9,432)	1,615	(11,047)	-684.0%
Miscellaneous income and gains	—	196	(196)	-100.0%
Total other income, net	$(9,132)	$3,700	$(12,832)	-346.8%

Other income, net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents and marketable securities.

Income Tax Expense

The following is a comparison of income tax expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands)
Current	$625	$283	$342	120.8%
Deferred	(122)	(89)	(33)	37.1%
Income tax expense	$503	$194	$309	159.3%

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

Net Loss

Net loss for the year ended December 31, 2020 was $85.5 million, compared to $55.2 million for the year ended December 31, 2019. The increase in net loss was primarily due to the decrease in collaboration revenue and increases in research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Cash requirements

We require external sources of financing to fund our operations. Since inception through December 31, 2020, we have raised an aggregate of $566.9 million, of which $125.4 million was non-equity funding through our collaboration agreements, $330.8 million was from the sale of common shares and $110.7 million was from private funding sources prior to our initial public offering. As of December 31, 2020, we had $207.8 million in cash, cash equivalents and marketable securities that are available to fund our current and future operations.

In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time. Our collaboration and license agreements may require payment of milestones to third parties contingent on future events.

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

To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our primary uses of capital are: clinical trial costs, third-party research and development services, personnel, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, our expenditures as reported in our financial statements may be expected to be variable due to that uncertainty. We enter into contracts in the normal course of business with CROs for clinical and pre-clinical research studies, external manufacturers for product candidates for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and are not contractual obligations. Our material contractual obligations, if any, are described elsewhere in this Annual Report on Form 10-K, including Notes 9 and 10 of the attached Consolidated Financial Statements.

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2020, combined with the aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly in January 2021 of $60.0 million and the aggregate net proceeds from the January 2021 follow-on offering of $129.7 million will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Sources and uses of cash

The following is a summary of cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	%
	(In thousands)
Net cash used in operating activities	$(79,901)	$(63,048)	$(16,853)	27%
Net cash provided by (used in) investing activities	(1,486)	24,172	(25,658)	-106%
Net cash provided by financing activities	39,520	74,232	(34,712)	-47%

Operating Activities

Net cash used in operating cash activities for the year ended December 31, 2020 increased $16.9 million as compared to the year ended December 31, 2019 primarily as a result of operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) decreased $1.9 million, operating cash out flows related to operating expenses and taxes increased $12.7 million, and cash out flows related to other income increased $2.2 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 decreased $25.7 million as compared to the year ended December 31, 2019, primarily as a result of the decrease in net cash inflows from the maturity of debt securities used to fund current operations of $27.0 million offset by the decrease in purchases of property, equipment and intangibles of $1.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 decreased $34.7 million as compared to the year ended December 31, 2019, primarily as a result of the decrease in receipt of proceeds from our equity issuances of $36.1 million offset by increases in proceeds received from option exercises of $1.4 million.

Cash Management

Our objective in managing our cash resources (cash, cash equivalents, and marketable securities) is to safeguard Merus’ ability to continue as a going concern and to minimize the cost of capital to provide returns for shareholders and benefits for other stakeholders.

Once we receive a source of financing, our cash resources are invested to preserve capital as a primary goal, and to derive some return as a secondary consideration. Cash and cash equivalents include deposits and investments held with financial institutions with an original maturity date of less than three months. Marketable securities include commercial paper, securities issued by several public corporations and the U.S. Treasury with a maturity date of greater than three months at the date of settlement. Cash and cash equivalents are held at banks and financial institutions with credit ratings varying between A and AAA, while investments are in highly rated vehicles with identical credit ratings.

Our invested cash resources are deployed to achieve our operating objectives in furthering our programs.

Critical Accounting Policies and Estimates

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

A key estimate in the application of our revenue recognition policy concerns the method of recognition of revenue over time as performance obligations are completed. Methods may include an input-based, output-based or other rational allocation method. Such estimates are often derived from expectations on the outcome of research and development activities which are subject to uncertainty. Changes in these estimates impact the timing of revenue recognition. These estimates have not materially changed in the periods presented in our Consolidated Financial Statements. For example, with respect to the license and related activities performance obligation of the Incyte collaboration arrangement recognized as revenue over time as access to the platform for the generation of potential product candidates is provided to the customer, an increase of one year in the estimate as of January 1, 2020 would have decreased revenue recognized for the year ended December 31, 2020 by approximately $2.5 million, excluding the effects of foreign exchange translation.

Stock-Based Compensation

The expense for stock-based compensation for options granted to employees is typically determined based on the grant-date fair value of those options. The grant date fair value is derived from the use of valuation models which are commonly used. These valuation models use inputs which require estimates that are reflective of future expectations including the forward expected risk-free interest rate, volatility of our shares, and the expected exercise behavior of employees. We employed the Black Scholes option pricing model to value its stock options for the year-ended December 31, 2020, and a Hull-White option pricing model in prior years. While historical averages may be indicative of future expectations, such assumptions may or may not be accurate. Significant judgement must be employed to derive reasonable estimates in determining the grant-date fair value.

The estimates involved in the valuation of stock-based compensation have not materially changed in the periods presented in our Consolidated Financial Statements, as disclosed in Note 13 under the subheading of “Stock Option Valuation”.

The actual weighted-average grant-date fair value of options granted for the year ended December 31, 2020 was $11.75. While valuation inputs in the valuation models employed may be interdependent, as an example, an increase of one year in the expected exercise behavior of employees would have increased the weighted-average grant-date fair value of options granted for the year ended December 31, 2020 to $12.34. Similarly, an increase of 1% in the estimated volatility of our shares would increase the weighted-average grant-date fair value of options granted for the year ended December 31, 2020 to $11.84. We granted 1,258,341 options for the year ended December 31, 2020, and we recognize compensation expense based on the grant-date fair value on a straight-line basis over the requisite service period of the awards, generally from the date of grant through each vesting date. Options granted generally vest over four years.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for "emerging growth companies."

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director Biographical Information

Anand Mehra, M.D., age 45, has served as a non-executive director of our board since August 2015 and as Chairman of our board of directors effective since June 2020. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (“Aclaris”), and Spark Therapeutics. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held Aclaris. Within the past five years, he also served on the boards of directors of the publicly held pharmaceutical companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life science industry, his service on the board of directors of other public life science companies and his extensive leadership experience qualify him to serve on our board of directors.

Mark Iwicki, age 54, has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairman of our board of directors. Mr. Iwicki currently serves as the Chairman and Chief Executive Officer of Kala Pharmaceuticals, Inc., a pharmaceutical company, where he has been employed since April 2015. From February 2014 to November 2014 Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Iwicki held executive positions, including Vice President and Business Unit Head, at Novartis Pharmaceuticals Corporation, a pharmaceutical company. Mr. Iwicki currently serves on the board of directors of Akero Therapeutics, Inc., Pulmatrix, Inc., Kala Pharmaceuticals, Inc. Within the past five years, he also served on the board of directors of the publicly held pharmaceutical company Aimmune Therapeutics Inc. Mr. Iwicki received a B.A. in business administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due to his leadership, commercial and business experience in the biotechnology industry and breadth and knowledge about our business as well as his tenure as CEO and independent director in several publicly traded biotechnology companies.

Len Kanavy, age 59, has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

Bill Lundberg, M.D., age 57, has served on our board of directors since June 2019 and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (“CRISPR”), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (“Alexion”), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (“Taligen”), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of Vor Biopharma. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/MIT, and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Gregory D. Perry, age 60, has served as a non-executive director of our board of directors since May 2016 and Vice Chairman of our board of directors since August 2018. Mr. Perry has served as the Chief Financial Officer at Finch Therapeutics Group, a microbiome therapeutics company, since May 2018. Mr. Perry served as the Chief Financial and Administrative Officer of Novelion Therapeutics Inc., a biopharmaceutical company (“Novelion”), from November 2016 to December 2017. Prior to Novelion, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals Inc., a biopharmaceutical company from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., now Sensen Bio, a fusion-protein therapeutics company, from January 2014 to June 2015. Prior to that, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics Holdings Corp. , a biomaterials and biotechnology company, from September 2013 to December 2013, and prior to that he served as Senior Vice President and Chief Financial Officer of ImmunoGen, Inc., a biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was he was the Chief Financial Officer of Elixir Pharmaceuticals and, prior to that Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Since February 2018, Mr. Perry has served on the board of directors of Kala Pharmaceuticals, including as chair of its audit committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, including as chair of its audit committee and a member of its compensation committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in Economics and Political Science from Amherst College. We believe that Mr. Perry is qualified to sit on our board of directors based on his financial experience, leadership and business experience and breadth and knowledge about our business.

Paolo Pucci, age 59, has served as a non-executive director of our board of directors since June 2020.  Mr. Pucci served as the Chief Executive Officer of ArQule, Inc., a biopharmaceutical oncology company engaged in the research and development of targeted therapeutics, from June 2008 until its acquisition by Merck in January 2020. Prior to joining ArQule, Mr. Pucci worked at Bayer AG from 2001 to 2008, where he served in a number of leadership capacities including President of the Oncology & Global Specialty Medicines Business Units and was a member of the Bayer Pharmaceuticals Global Management Committee. Before Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly and Company from July 1991 to April 2001, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. Mr. Pucci earned an MS in economics and accounting from Università degli Study di Napoli Federico II and an MBA in marketing and finance from the University of Chicago. Within the past five years, Mr. Pucci previously served on the boards of directors of Algeta ASA, until its acquisition by Bayer AG, and Dyax Inc., until its acquisition by Shire Plc (which was subsequently acquired by Takeda Pharmaceutical Company Ltd.), New Link Genetics Inc and ArQule Inc., until its acquisition by Merck Inc. He currently serves on the boards of directors of publicly held life sciences companies West Pharmaceuticals Services, Inc., Replimmune Group Inc., and Trillium Therapeutics Inc. We believe that Mr. Pucci is qualified to serve on our board of directors due to his leadership, international business and biotechnology experience in large multinational pharmaceutical corporations as well as his tenure as CEO and independent director in several publicly traded biotechnology companies.

Victor Sandor, M.D.C.M., age 54, has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (“Array”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi and Mektovi for the treatment of BRAFV600E/K mutant melanoma and Braftovi for the treatment of BRAFV600E mutant colorectal cancer. Prior to joining Array, from February 2010 to September 2014, he was Senior Vice President for Global Clinical Development at Incyte Corporation (“Incyte”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi for the treatment of myelofibrosis and polycythemia vera. Prior to joining Incyte, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, prior to that held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex(r) (anastrozole) for adjuvant use and the development of early stage programs through proof-of-concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. He currently serves on the boards of directors of publicly held life sciences companies ADC Therapeutics and Prelude Therapeutics. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience.

Information About Our Executive Officers

Andrew Joe, M.D., age 55, has served as our Chief Medical Officer since July 2020.  His responsibilities include overseeing clinical and regulatory strategy and activities at Merus. He brings over 20 years of experience in clinical drug development and translational research within industry and academic medicine. Dr. Joe most recently led the immuno-oncology program at Sanofi, which included co-development of LIBTAYO® (cemiplimab-rwlc) with Regeneron in skin, lung and other cancers. Previously at Merck Sharp & Dohme Corp., he led the KEYTRUDA® (pembrolizumab) New Indications Development Team in obtaining the first tumor/histology-agnostic drug approval in Microsatellite Instability-High (MSI-H) cancer, and the first immuno-oncology drug approval in a gynecological malignancy (cervical cancer). Dr. Joe also played key roles at Novartis in the global approval of Zykadia® (ceritinib) in ALK-positive lung cancer and at Roche in the global approval of ZELBORAF® (vemurafenib) in BRAF-mutant metastatic melanoma.

Dr. Joe is an Assistant Professor of Medicine at Columbia University Irving Medical Center. He received B.S. degrees in chemistry and biology from the Massachusetts Institute of Technology and an M.D. from the Mount Sinai School of Medicine.

Alexander ("Lex") Berthold Hendrik Bakker, Ph.D., age 54, has served as our Chief Development Officer since October 2010. His responsibilities include strategic scientific leadership, management of pre-clinical and clinical development and manufacturing, business development support, external collaboration and partnership management. Prior to joining Merus, Mr. Bakker directed pre-clinical and clinical development at Crucell N.V., a biotechnology company. Mr. Bakker holds a Ph.D. in Tumor Immunology from the University of Nijmegen and was a postdoctoral fellow at the DNAX Research Institute.

Cornelis Adriaan ("John") de Kruif, Ph.D., age 57, has served as our Chief Technology Officer since January 2013 and previously served as our Chief Scientific Officer from April 2007 to January 2013. His responsibilities include management of antibody discovery, antibody platform technology development, antibody engineering, external collaborations, partnerships management and operational activities. Before joining Merus, from October 2000 to October 2006, he served as a director of antibody discovery for Crucell N.V., a biotechnology company, specializing in vaccines and biopharmaceutical technology. Mr. de Kruif holds a Ph.D., in Antibody Engineering from Utrecht University.

Hui Liu, Ph.D., age 48, has served as our Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018. His responsibilities include business development, alliance management, product strategy, finance and Merus operations in the U.S. Prior to joining Merus, Dr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology, from 2013 to 2015, and as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, from 2009 to 2012, at Novartis AG. Prior to Novartis, Dr. Liu held positions of increasing responsibilities in business development at Pfizer, Inc. from 2004 to 2009 and in the R&D organization at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. From 2001 to 2004, Dr. Liu was an investment banker at Goldman Sachs and Citigroup. Dr. Liu holds a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University.

Peter B. Silverman, J.D., age 43, has served the Company since 2014, first as outside counsel, Head of Utrecht since April 2020, General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include all aspects of the Company’s legal and intellectual property matters, and he provides significant contributions to the Company’s management and operations of the headquarters in Utrecht. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold & Porter Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

Code of Ethics

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

Other

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

(a)
1.	Financial Statements.

The following Report and Consolidated Financial Statements of the Company are included in this Annual Report on Form 10-K:

2.	Financial Statements and Schedules.

All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

	Articles of Association and By-Laws
3.1	Articles of Association of Merus N.V., as amended on December 5, 2019	6-K	001-37773	3	12/6/19

	Instruments Defining the Rights of Security Holders
4.1	Description of Securities					*
4.2	Registration Rights Agreement, dated May 24, 2016, by and among the Registrant and the shareholders party thereto	6-K	001-37773	4.1	5/27/16
4.3	Registration Rights Agreement, dated February 13, 2018, by and among the registrant and the Investors identified on Exhibit A attached thereto	6-K	0001-37773	99.2	2/15/18
4.4	Securities Purchase Agreement, dated February 13, 2018, by an among the registrant and the Investors identified on Exhibit A attached thereto	6-K	0001-37773	99.1	2/15/18

	Material Contracts – Management Contracts and Compensation Plans
10.1.1	Merus N.V. 2010 Employee Option Plan, as amended	20-F	001-37773	4.1	4/30/18
10.1.2	Merus N.V. 2016 Incentive Award Plan and forms of award agreements thereunder, as amended	20-F	001-37773	4.2	4/30/18
10.1.3	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20
10.1.4	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16
10.1.5	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20
10.1.6	Employment Agreement, dated December 16, 2015, by and among Merus US, Inc., the Registrant and Hui Liu, as amended on March 2, 2016	20-F	001-37773	4.7	4/30/18
10.1.7	Employment Agreement, dated August 20, 2020 between Peter Silverman and Merus N.V.	10-Q	001-37773	10.3	11/5/20
10.1.8	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20
10.1.9	English language translation of Employment Agreement, dated as of August 5, 2010, by and between the Registrant and Alexander Bakker	20-F	001-37773	4.10	4/30/18
10.1.10	Settlement Agreement, dated April 16, 2020, by and between the Registrant and Mark Throsby	10-Q	001-37773	10.2	5/11/20
10.1.11	Consultancy Agreement, dated April 13, 2020, by and between the Registrant and Victor Sandor	10-Q	001-37773	10.3	8/6/20

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.1.12	English language translation of Employment Agreement, dated as of July 19, 2008, by and between the Registrant and Mark Throsby, as amended on March 10, 2010	20-F	001-37773	4.9	4/30/18
10.1.13	English language translation of Employment Agreement, dated as of April 2, 2007, by and between the Registrant and John de Kruif, as amended on March 10, 2010	20-F	001-37773	4.11	4/30/18

	Material Contracts – Banking and Financing
10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15
10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16
10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16
10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts – Leases
10.3.1	English language translation of Lease Agreement between the Registrant and Stichting Incubator Utrecht, dated April 22, 2016	F-1/A	333-207490	10.12	5/9/16
10.3.2	English language translation of Amendment to Lease Agreement, dated as of November 1, 2016 by and between the Registrant and Stichting Incubator Utrecht	20-F	001-37773	4.15.1	4/30/18
10.3.3	English language translation of the Lease, dated May 1, 2018, by and between the Registrant and Stichting Incubator Utrecht	6-K	001-37773	99.3	8/10/18

	Material Contracts – Collaboration and License Agreements
10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17
10.4.2†	Share Subscription Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.13	4/28/17

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.4.3†	Contract Research and License Agreement and Addendum between the Registrant and ONO Pharmaceutical Co., Ltd., dated April 8, 2014	F-1	333-207490	10.9	10/19/15
10.4.4†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceuticals Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18
10.4.5††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company					*

Other Exhibits
21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16
23.1	Consent of Independent Registered Public Accounting firm					*
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††

Portions of the exhibit have been omitted. Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUS N.V.

Date: March 16, 2021	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sven A. Lundberg	President, Chief Executive Officer, Principal Financial Officer and Director	March 16, 2021
Sven (Bill) Ante Lundberg

/s/ Harry Shuman	Principal Accounting Officer	March 16, 2021
Harry Shuman

/s/ Anand Mehra	Chairman of the Board of Directors	March 16, 2021
Anand Mehra

/s/ Mark T. Iwicki	Director	March 16, 2021
Mark T. Iwicki

/s/ Len Kenavy	Director	March 16, 2021
Len Kenavy

/s/ Greg D. Perry	Director	March 16, 2021
Greg D. Perry

/s/ Paolo Pucci	Director	March 16, 2021
Paolo Pucci

/s/ Victor Sandor	Director	March 16, 2021
Victor Sandor

MERUS N.V.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Merus N.V.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Merus N.V. and subsidiary (together, ‘the Company’) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Rotterdam, The Netherlands
March 16, 2021

MERUS N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$163,082	$197,612
Marketable securities	44,673	42,153
Accounts receivable	46	941
Accounts receivable (related party)	1,623	1,711
Prepaid expenses and other current assets	8,569	4,951
Total current assets	217,993	247,368
Marketable securities	—	2,009
Property and equipment, net	4,115	3,715
Operating lease right-of-use assets	3,907	5,215
Intangible assets, net	2,843	2,876
Deferred tax assets	410	288
Other assets	1,949	1,905
Total assets	$231,217	$263,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,126	$3,029
Accrued expenses	21,803	13,536
Income taxes payable	206	—
Current portion of lease obligation	1,432	1,380
Current portion of deferred revenue	625	941
Current portion of deferred revenue (related party)	19,554	17,901
Total current liabilities	46,746	36,787
Lease obligation	2,521	3,872
Deferred revenue, net of current portion	237	780
Deferred revenue, net of current portion (related party)	79,450	90,637
Total liabilities	128,954	132,076
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 31,602,953 and 28,882,217 shares issued and outstanding as at December 31, 2020 and 2019, respectively	$3,211	$2,918
Additional paid-in capital	490,093	441,395
Accumulated other comprehensive income	9,071	1,586
Accumulated deficit	(400,112)	(314,599)
Total stockholders’ equity	102,263	131,300
Total liabilities and stockholders’ equity	$231,217	$263,376

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019
Collaboration revenue	$3,363	$5,517
Collaboration revenue (related party)	26,580	25,831
Grant revenue	—	(215)
Total revenue	29,943	31,133
Operating expenses:
Research and development	70,040	55,680
General and administrative	35,781	34,110
Total operating expenses	105,821	89,790

Operating loss	(75,878)	(58,657)
Other income, net:
Interest income, net	300	1,889
Foreign exchange (losses) gains	(9,432)	1,615
Miscellaneous income and gains	—	196
Other income, net	(9,132)	3,700

Loss before income tax expense	(85,010)	(54,957)
Income tax expense	503	194
Net loss	$(85,513)	$(55,151)
Other comprehensive loss:
Currency translation adjustment	7,485	(1,308)
Comprehensive loss	$(78,028)	$(56,459)
Loss per share allocable to common stockholders:
Basic and diluted	$(2.92)	$(2.28)
Weighted average shares outstanding:
Basic and diluted	29,256,203	24,218,083

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,513)	$(55,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,165	902
Amortization of intangible assets	279	236
Foreign exchange losses (gains)	8,957	(1,068)
Stock-based compensation expense	9,372	7,834
Amortization of discount on investments	40	(531)
Deferred tax benefit	(122)	(89)
Changes in operating assets and liabilities:
Accounts receivable	1,149	633
Operating lease right-of-use assets and lease obligations	—	(112)
Prepaid expenses and other current assets	(2,895)	(1,029)
Accounts payable	(110)	22
Accrued expenses	7,023	3,317
Deferred revenue	(19,246)	(18,012)
Net cash used in operating activities	(79,901)	(63,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(66,845)	(60,413)
Proceeds from maturities of marketable securities	66,646	87,183
Purchases of intangible assets	—	(375)
Purchases of property and equipment	(1,287)	(2,223)
Net cash provided by (used in) investing activities	(1,486)	24,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	38,072	74,184
Proceeds from stock options exercised	1,448	48
Net cash provided by financing activities	39,520	74,232

Foreign exchange impact on cash, cash equivalents and restricted cash	7,337	(2,273)

Net increase (decrease) in cash, cash equivalents and restricted cash	(34,530)	33,083
Cash, cash equivalents, and restricted cash, beginning of period	197,813	164,730
Cash, cash equivalents, and restricted cash, end of period	$163,283	$197,813

SUPPLEMENTAL DISCLOSURES:
Non-cash lease obligations acquired from operating lease right-of-use assets	$—	$3,875
Non-cash purchases of property, equipment and intangibles	$36	$187
Non-cash financing costs	$71	$164
Income taxes paid	$(322)	$(320)
Income tax refunds received	$24	$—

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$163,082	$197,612
Restricted cash included in other assets	201	201
	$163,283	$197,813

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2018	23,358,977	$2,366	$360,045	$(259,448)	$2,894	$105,857
Issuance of common stock, net	5,462,500	546	73,474	—	—	74,020
Exercise of stock options and vesting of restricted stock units	60,740	6	42	—	—	48
Stock-based compensation	—	—	7,834	—	—	7,834
Currency translation adjustment	—	—	—	—	(1,308)	(1,308)
Net loss	—	—	—	(55,151)	—	(55,151)
Balance at December 31, 2019	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Issuance of common stock, net	2,451,281	265	37,906	—	—	38,171
Exercise of stock options and vesting of restricted stock units	269,455	28	1,420	—	—	1,448
Stock-based compensation	—	—	9,372	—	—	9,372
Currency translation adjustment	—	—	—	—	7,485	7,485
Net loss	—	—	—	(85,513)	—	(85,513)
Balance at December 31, 2020	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263

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

Since inception, the Company has generated an accumulated loss of $400.1 million as of December 31, 2020. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its bispecific antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved bispecific antibody candidate.

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

Based on our current operating plan, the Company expects that its existing cash, cash equivalents and marketable securities of $207.8 million as of December 31, 2020, combined with the aggregate immediate proceeds from the closing of the collaboration and share purchase agreements with Eli Lilly & Co (Eli Lilly) in January 2021 of $60.0 million and the aggregate net proceeds from the January 2021 follow-on offering of $129.7 million in January 2021, will fund the Company’s operations at least into the second half of 2024.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2020, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded in 2020 or 2019.

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

Income Taxes

Deferred Taxes

The Company records deferred taxes to recognize the future effects of temporary differences between the tax basis and financial statement carrying amount of assets and liabilities. The Company measures the deferred taxes using enacted tax rates expected to apply when the temporary differences are realized and records a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available, reversing taxable temporary differences and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made.

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

The WBSO (afdrachtvermindering speur- en ontwikkelingswerk) is a Dutch fiscal facility that provides subsidies to companies, knowledge centers and self-employed people who perform research and development activities (as defined in the WBSO Act). Under this act, a contribution is paid towards the labor costs of employees directly involved in research and development. For the year ended December 31, 2020 and 2019, the Company recognized $6.0 million and $4.5 million as a reduction of research and development expenses, respectively.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. As of December 31, 2020, none of the Company’s arrangements fall within the scope of ASC 808. However, as the Company may engage in future collaborative arrangements in the future, this ASU may apply to those new arrangements.

3. Investments in Debt Securities

Debt securities are classified in the consolidated balance sheet as follows:

	December 31,
	2020	2019
	Balance	Balance
	(in thousands)
Cash equivalents	$17,654	$34,053
Current marketable securities	44,673	42,153
Non-current marketable securities	—	2,009
Total	$62,327	$78,215

The following table summarizes debt securities by maturity at December 31, 2020 (in thousands):

Maturity	Amortized Cost
Within one year	$62,327
After one year through five years	—
Total	$62,327

The following table summarizes debt securities by credit-quality indicator:

	Credit Quality Indicator as of December 31, 2020
	AAA	AA- to AA+	A- to A+	Total
	(In thousands)
Money market funds	$10,156	$—	$—	$10,156
U.S. treasuries	—	15,043	—	15,043
U.S. government agency securities	—	9,150	—	9,150
Corporate paper and notes	7,498	—	20,480	27,978
Total	$17,654	$24,193	$20,480	$62,327

The credit quality indicator was derived from publicly available ratings published by Moody’s or a comparable credit rating agency, last updated as of December 31, 2020.

The following table summarizes the fair value of debt securities by major security type held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,156	$—	$—	$10,156
U.S. treasuries	15,043	1	—	15,044
U.S. government agency securities	9,150	—	—	9,150
Corporate paper and notes	27,978	2	(2)	27,978
Total	$62,327	$3	$(2)	$62,328

The following table summarizes the fair value of debt securities by major security type held at December 31, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$34,053	$—	$—	$34,053
U.S. treasuries	1,496	2	—	1,498
U.S. government agency securities	3,987	7	—	3,994
Corporate paper and notes	38,679	32	(2)	38,709
Total	$78,215	$41	$(2)	$78,254

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

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Prepaid clinical and manufacturing costs	$4,971	$2,779
Prepaid general and administrative costs	2,460	789
Interest receivable	80	259
Other	1,058	1,124
Total	$8,569	$4,951

Restricted cash included in other assets totaled $0.2 million and $0.2 million as of December 31, 2020 and 2019, respectively. The nature of the restriction relates to amounts held as collateral for a credit card borrowing arrangement.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(In thousands)
Laboratory equipment	$5,695	$4,538
Office equipment and furniture	1,300	1,186
Leasehold improvements	117	79
Construction in progress	496	—
Property and equipment	7,608	5,803
Less: accumulated depreciation and amortization	(3,493)	(2,088)
Property and equipment, net	$4,115	$3,715

Depreciation and amortization expense was $1.2 million and $0.9 million for the years ended December 31, 2020, and 2019, respectively. Property and equipment are predominantly located in the Netherlands.

6. Intangible assets, net

Intangible assets, net consists of the following:

	December 31,
	2020	2019
	(In thousands)
Licenses of intellectual property	$3,898	$3,568
Software licenses	288	264
Intangible assets	4,186	3,832
Less: accumulated amortization	(1,343)	(956)
Intangible assets, net	$2,843	$2,876

Amortization expense was $0.3 million and $0.2 million for the years ended December 31, 2020, and 2019, respectively. Intangible assets are predominantly located in the Netherlands.

Amortization expense over the next five years are expected to be as follows (in thousands):

Year	Expected amortization
2021	$300
2022	300
2023	230
2024	196
2025	166
Thereafter	1,651
Total remaining value	$2,843

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued research and development expenses	$15,372	$6,618
Accrued personnel costs	4,854	4,495
Accrued general and administrative expenses	1,566	2,402
Other	11	21
Accrued expenses	$21,803	$13,536

8. Income Taxes

The components of loss from operations before income tax expense are as follows:

	Year ended December 31,
	2020	2019
	(In thousands)
United States	$(3,832)	$(1,363)
Netherlands	(81,178)	(53,594)
Total loss before income taxes	$(85,010)	$(54,957)

The components of income tax expense (benefit) from continuing operations are as follows:

	December 31,
	2020	2019
	(In thousands)
U.S. federal	$391	$243
U.S. state	234	40
Total current tax expense	$625	$283

U.S. federal	$(86)	$(63)
U.S. state	(36)	(26)
Total deferred tax benefit	$(122)	$(89)

Total income tax expense	$503	$194

The parent company is subject to income tax in the Netherlands where a greater proportion of economic activity is attributed. A reconciliation of the Netherlands statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Netherlands statutory income tax rate	25.0%	25.0%
Changes in tax rates	10.6	1.5
Non-deductible expenses	(2.4)	(3.7)
Change in valuation allowance	(33.5)	(23.3)
Other	(0.3)	0.1
Effective income tax rate	(0.6)%	(0.4)%

In 2018 and 2020, Dutch tax authorities enacted new tax rates applicable to future periods which impact the measurement of deferred income taxes. The effect of the change in the valuation allowance each year reflects the increase or decrease in the valuation allowance against deferred tax assets attributable to the Netherlands.

The components of the Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$66,572	$33,917
Deferred revenue	24,966	23,926
Excess interest carryforward	2,080	—
Lease obligation	1,058	1,333
Accrued expenses and other	494	319
Total deferred tax assets	95,170	59,495
Deferred tax asset valuation allowance	(93,645)	(57,876)
Total deferred tax assets, net of valuation allowance	1,525	1,619

Deferred tax liabilities:
Operating lease right-of-use assets	$1,048	$1,331
Other	67	—
Total deferred tax liabilities	1,115	1,331

Net deferred tax asset	$410	$288

After consideration of all positive and negative evidence, the Company believes that it is more-likely-than-not that our Netherlands deferred tax assets that are not supported by reversing temporary differences will not be realized. As a result, the Company established a valuation allowance of $93.6 million and $57.9 million as of December 31, 2020 and 2019, respectively. The increase in the valuation allowance of $35.8 million and $13.2 million  for the years ended December 31, 2020 and 2019, respectively, is primarily attributable to the increase in net operating loss carryforward deferred tax assets for which a full valuation allowance applies and change in tax rates. As of December 31, 2020, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital totaled $2.1 million.

As of December 31, 2020, the Company did not have any net operating losses for U.S. federal or state income tax purposes. The Company had net operating loss carryforwards for Dutch income tax purposes, the amount and expiry are as follows (in thousands):

Expiry Year	Netherlands Tax Loss Carryforward
2024	$23,129
2025	110,165
2026	95,568
2027	37,426
Total	$266,288

As of December 31, 2020, the Company had no unrecognized tax benefits. As of December 31, 2020, the Company had no accrued interest or penalties related to underpayments of income taxes and no amounts have been recognized in the consolidated statements of operations. The Company will recognize interest and penalties related to an underpayment of income taxes in income tax expense.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The statute of limitations for assessment by the Internal Revenue Service (IRS), and Massachusetts tax authorities is closed for tax years prior to 2017. The statute of limitations for assessment by the Netherlands tax authorities is closed for tax years prior to 2015. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

9. Operating Leases

Merus N.V. leases its corporate headquarters under an agreement term of five years, which expires in the fourth quarter of 2021. On May 1, 2018, Merus N.V. leased additional space to expand its corporate headquarters under a separate agreement. Under the terms of the new agreement, the term began on May 1, 2018 and also expires in the fourth quarter of 2021.  Given the Company’s current plans, the renewal term has not been included in the estimate of the lease term. Fixed lease payments increase annually and include an increase based on an inflationary measure. Variable payments include amounts due to the lessor for additional services and cost reimbursements.

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

The components of lease cost recorded in the Company’s consolidated statement of operations and statement of cash flows were as follows:

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Operating lease cost	$1,611	$1,386
Variable lease cost	375	297
Total lease cost included in operating expenses	$1,986	$1,683

Cash paid to lessors included in operating cash outflows	$2,478	$2,273

The Company’s non-lease cost and other costs paid to the lessor are primarily related to services provided by the lessor in operating the premises that includes fees, operating costs, taxes and insurance related to the leased premises.

Maturities of the Company’s operating lease obligations as of December 31, 2020 were as follows (in thousands):

Year	Operating Leases
2021	$1,577
2022	614
2023	630
2024	645
2025	662
Thereafter	222
Total lease payments	4,350
Less: amount representing interest	(397)
Total lease obligations	$3,953

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

	As of December 31,
	2020	2019
Weighted-average remaining operating lease term (in years)	4.2	4.8
Weighted-average discount rate for operating leases	4.9%	5.0%

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company may indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, such as gross negligence, willful misconduct or at times, other activities. These indemnification provisions may survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2020.

Litigation

On April 5, 2018, an unnamed third party and Regeneron Pharmaceuticals Inc., or Regeneron filed notices of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notices asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. Regeneron withdrew its opposition pursuant to a global December 20, 2018 settlement with the Company. On August 20, 2018, the Company timely responded to these submissions with respect to the unnamed third party. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, the Company cannot be certain that it will ultimately prevail.

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

Share Issuances

On November 7, 2019, the Company completed an underwritten public offering in which the Company sold 5,462,500 common shares, including 715,500 common shares pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $14.50 for aggregate net proceeds of $74.0 million.

On November 23, 2020, the Company sold 766,666 common shares, at a price of $15.00 for aggregate proceeds of $11.5 million.

On November 24, 2020, the Company sold 384,615 common shares, at a price of $15.60 for aggregate proceeds of $6.0 million.

On December 3, 2020, the Company sold 1,300,000 common shares, at a price of $16.90 for aggregate proceeds of $22.0 million.

Equity Compensation Plan

As of January 1, 2021, a total of 2,336,997 shares of common stock were reserved for additional grants of stock awards under the Company’s 2016 Incentive Award Plan. Stock-based compensation expense related to the equity compensation plan is more fully described in Note 13, Employee Benefit Plans.

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

At December 31, 2020, the Company is currently engaged in research and development activities for MCLA-145 and developing candidates for the other programs. No development or commercialization milestones have been achieved to date.

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

The Company received €3.7 million (approximately $4.1 million) for the year ended December 31, 2019 for development milestones received from Ono based on their progress. The amounts are recognized as revenue in the consolidated statement of operations for the year ended December 31, 2019. No comparable development milestones were received in the year ended December 31, 2020. Research and development services were completed in 2018.

Simcere

In January 2018, the Company granted Simcere an exclusive license to develop and commercialize up to three bispecific antibodies to be produced by Merus utilizing the Company’s Biclonics® technology platform in China. The Company will retain all rights outside of China. The Company has agreed to lead research and discovery activities, while Simcere has agreed to be responsible for the Investigational New Drug (“IND”) enabling studies, clinical development, regulatory filings and commercialization of these potential product candidates in China. The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs. The Company may be entitled to future development milestone payments.

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

To date, the Company has achieved two milestones under this agreement and has received an aggregate of $1.3 million in milestone payments, including a milestone payment of $0.5 million for the quarter ended September 30, 2020, concerning the generation of functional data associated with the second bispecific antibody research program. At December 31, 2020, research and development for one of the three programs is on-going.

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

In addition to a non-refundable upfront payment of $1.0 million, Betta and the Company will share equally the cost of the transfer of the manufacturing technology to a contract manufacturing organization. The Company is also eligible to receive an aggregate of $12.0 million in milestone payments contingent upon Betta achieving certain specified development and commercial goals as well as tiered royalty payments of net sales of any products resulting from the collaboration in China. In turn, Betta is also entitled to milestone payments based on the Company’s progress.

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

In the quarter ended December 31, 2020, both the Company and Betta achieved a development milestone both valued at $2.0 million. The amounts are recognized as milestone revenue of $2.0 million and research and development cost of $2.0 million in the Company’s statement of operations for the year ended December 31, 2020.

Contract Assets, Liabilities, Revenues and Expenses

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Ono	Other	Total
Contract assets
Accounts receivable
Balance at January 1, 2020	$—	$786	$—	$786
Billings	6,546	—	644	644
Cash receipts	(6,587)	(772)	(607)	(1,379)
Adjustments	—	—	(11)	(11)
Foreign exchange	41	(14)	20	6
Balance at December 31, 2020	—	—	46	46

Unbilled receivables
Balance at January 1, 2020	$1,711	$—	$155	$155
Accrued receivables	6,354	—	581	581
Billings	(6,546)	—	(644)	(644)
Adjustments	—		(94)	(94)
Foreign exchange	104	—	2	2
Balance at December 31, 2020	1,623	—	—	—

Contract liabilities
Deferred revenue
Balance at January 1, 2020	$108,538	$336	$1,385	$1,721
Revenue recognized in the period	(18,194)	(200)	(743)	(943)
Foreign exchange	8,660	15	69	84
Balance at December 31, 2020	99,004	151	711	862
Less: current portion	(19,554)	(151)	(474)	(625)
Non-current balance at December 31, 2020	79,450	—	237	237

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as a shareholder, as more fully described in Note 15.

	For the Year Ended December 31, 2020
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$18,193	$200	$695	$895
Reimbursement revenue	8,387	—	(12)	(12)
Milestones	—	—	2,480	2,480
Total collaboration revenue	$26,580	$200	$3,163	$3,363

Operating expenses:
Research and development expense	$2,036	$—	$1,944	$1,944
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$2,036	$—	$1,944	$1,944

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,193	$200	$738	$938

	For the Year Ended December 31, 2019
	Related Party	Third Party
	Incyte	Ono	Other	Total
Upfront payments	$17,839	$196	$643	$839
Reimbursement revenue	7,992	99	153	252
Milestones	—	4,142	284	4,426
Total collaboration revenue	$25,831	$4,437	$1,080	$5,517

Operating expenses:
Research and development expense	$680	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$680	$—	$—	$—

Revenue recognized that was included in deferred revenue at the beginning of the period	$17,839	$196	$945	$1,141

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

Options granted to employees under the 2016 Plan generally vest in installments over a four-year period from the grant date: 25% percent vest on the first anniversary of the vesting commencement date, and the remaining 75% of the options vest in 36 monthly installments for each full month of continuous service provided thereafter. Certain options may vest dependent on the attainment of performance criteria. Options expire after 10 years from the date of grant.

Options granted to non-executive directors consist of initial option grants as well as subsequent annual awards. The initial award of options granted vest in installments over a three-year period: 33% of the options vest on the first anniversary of the vesting commencement date, and 67% of the options vest in 24 monthly installments thereafter. Each subsequent award vests over a one-year period in 12 monthly installments. The Company measures the fair value of an option through the application of an option pricing model, as more fully described below.

The RSUs granted to employees under the 2016 Plan vest in installments over a four-year period from the grant date. Certain RSUs may vest dependent on the attainment of performance criteria. Each RSU represents the right to receive one common share. The fair value of an RSU is determined by reference to the price of the underlying common share.

The number of common shares authorized for issuance for future grants under the 2016 Plan as of January 1, 2021 totaled 2,336,997.

Share-Based Compensation Expense

Share-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Research and development	$2,969	$3,186
General and administrative	6,403	4,648
Total	$9,372	$7,834

As of December 31, 2020, there was $8.0 million in unrecognized stock-based compensation that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Stock Option Valuation

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. In prior years, a Hull-White option-pricing model was used. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	1.3%	2.5%
Contractual life of options (years)	10.0	10.0
Expected term of options (years)	6.3	N/A
Expected volatility of underlying stock	86.1%	87.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. The Company determines the expected volatility using a blended approach encompassing its historical experience and the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. A simplified method using a weighted-average mid-point between an award’s vesting date and expiry is used to estimate the expected life of options in all periods presented as a sufficient history of participant exercise behavior is not readily observable. The Company has applied an expected dividend yield of 0.0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options.

Stock Option Activity

The following is a summary of stock option activity for the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(In thousands)
Outstanding at January 1, 2020	3,314,871	$14.67
Granted	1,258,341	16.16
Exercised	(202,207)	7.16
Forfeited or expired	(622,094)	16.62
Outstanding at December 31, 2020	3,748,911	$15.59	5.9	$11,454
Exercisable at December 31, 2020	2,140,953	$15.85	4.1	$7,122

	Year Ended December 31,
	2020	2019
Weighted-average fair value of options granted	$11.75	$7.54

RSU Activity

The following is a summary of RSU activity for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2020	82,642	$19.68
Granted	46,474	16.00
Vested	(67,248)	19.94
Forfeited	(2,093)	21.11
Non-vested at December 31, 2020	59,775	$16.48

Intrinsic Value of Stock Options Exercised and Vested RSUs

	Year Ended December 31,
	(In thousands)
	2020	2019
Total fair value of RSUs vested	$961	$726
Aggregate intrinsic value of options exercised	1,750	112

Post-Employment Benefit Plan

The Company has established a post-employment benefit plan for employees of the Netherlands that entitles executive officers and other staff members to retire at the age of 67 and receive annual payments based upon the average salary earned during the service period. The Company has insured the benefit liabilities through purchased non-participating annuities from an insurance company and has no other obligation other than to pay the annual insurance premiums to the insurance company. After purchasing the insurance, the Company has no further obligation (legal or constructive) to pay further amounts if the insurance fund has insufficient assets to pay all employee benefits relating to current and prior service. Contributions to purchase non-participating annuities are expensed as incurred as service costs. Company contributions to the post-employment benefit plan totaled $2.0 million and $1.3 million in the years ended December 31, 2020 and 2019, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) Plan totaled $0.1 million and $0.1 million in the years ended December 31, 2020 and 2019, respectively.

Executive Settlement

In December 2019, in connection with the departure of the Chief Executive Officer of the Company, the Company awarded benefits, including the following: cash compensation of $0.9 million, a grant of 30,000 RSUs, extended vesting of his equity incentive awards through June 30, 2021 and extended exercisability of his equity incentive awards through December 31, 2021. The cash compensation is to be paid by the Company by January 31, 2020. There were no substantive service conditions associated with the benefits awarded other than the passage of time. The Company incrementally recognized $1.8 million in general and administrative expense associated with these benefits in the consolidated statement of operations for the year ended December 31, 2019.

14. Loss per Share

The two-class method was not applied for the years ended December 31, 2020 and 2019 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2020	2019
	(In thousands except per share data)
Net loss	$(85,513)	$(55,151)
Weighted average shares outstanding	29,256,203	24,218,083
Basic and diluted loss per share allocable to common stockholders	$(2.92)	$(2.28)

15. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 12. Incyte is a shareholder with holdings representing approximately 10.1% of the outstanding shares of the Company as of December 31, 2020, and 11.1% as of December 31, 2019.

16. Subsequent Events

On January 18, 2021, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”). Eli Lilly has agreed to pay an upfront, non-refundable payment of $40 million for the rights granted under the Collaboration Agreement within 30 days following the Effective Date. Eli Lilly will fund the research and development activities to be conducted by the Company for each program under an agreed research plan and budget. With respect to each product arising from each program, the Company is eligible to receive up to $290 million in future contingent development and regulatory milestones and up to $250 million in commercial sales milestones, for a total of up to approximately $1.6 billion for a single product generated from all three programs. The Company is further eligible to receive, on a product-by-product and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, on January 18, 2021, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to the Company of approximately $20 million. Eli Lilly agreed not to transfer, sell, or otherwise dispose of the Shares for a period of time following the Closing Date, subject to certain customary exceptions.

On January 21, 2021, the Company entered into an underwriting agreement with Jefferies LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of 4,848,485 common shares of the Company, nominal value €0.09 per share, at a public offering price of $24.75 per share, less underwriting discounts and commissions. The Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 727,272 common shares at the public offering price, less underwriting discounts and commissions. On January 21, 2021, the Underwriters exercised this option in full. The closing of the offering occurred on January 25, 2021, resulting in aggregate net proceeds to the Company of $129.7 million.