Form 10-Q
period 2021-03-31
Merus N.V.
filed 2021-05-06
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 38,349,553 common shares, nominal value €0.09 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common shares. The principal risks and uncertainties affecting our business include the following:

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$327,137	$163,082
Marketable securities	47,248	44,673
Accounts receivable	294	46
Accounts receivable (related party)	1,631	1,623
Prepaid expenses and other current assets	9,814	8,569
Total current assets	386,124	217,993
Property and equipment, net	3,766	4,115
Operating lease right-of-use assets	3,501	3,907
Intangible assets, net	2,645	2,843
Deferred tax assets	41	410
Other assets	1,872	1,949
Total assets	$397,949	$231,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,715	$3,126
Accrued expenses and other liabilities	22,356	21,803
Income taxes payable	—	206
Current portion of lease obligation	1,130	1,432
Current portion of deferred revenue	7,070	625
Current portion of deferred revenue (related party)	18,684	19,554
Total current liabilities	52,955	46,746
Lease obligation	2,397	2,521
Deferred revenue, net of current portion	34,752	237
Deferred revenue, net of current portion (related party)	71,308	79,450
Total liabilities	161,412	128,954

Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 38,271,641 and 31,602,953 shares issued and outstanding as at March 31, 2021 and December 31, 2020, respectively	$3,940	$3,211
Additional paid-in capital	643,183	490,093
Accumulated other comprehensive income	(320)	9,071
Accumulated deficit	(410,266)	(400,112)
Total stockholders’ equity	236,537	102,263
Total liabilities and stockholders’ equity	$397,949	$231,217

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$1,599	$328
Collaboration revenue (related party)	6,751	5,973
Total revenue	8,350	6,301
Operating expenses:
Research and development	20,806	16,987
General and administrative	9,333	8,882
Total operating expenses	30,139	25,869
Operating loss	(21,789)	(19,568)
Other income, net:
Interest (expense) income, net	(82)	280
Foreign exchange gains	12,203	2,885
Other losses	(437)	—
Total other income, net	11,684	3,165

Net loss before income taxes	(10,105)	(16,403)
Income tax expense	49	97
Net loss	$(10,154)	$(16,500)
Other comprehensive loss:
Currency translation adjustment	(9,391)	(3,107)
Comprehensive loss	$(19,545)	$(19,607)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.28)	$(0.68)
Weighted-average common shares outstanding: Basic and diluted	36,210	28,946

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,154)	$(16,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	324	258
Amortization of intangible assets	74	66
Foreign exchange gain	(12,056)	(2,828)
Loss on disposal of property and equipment	—	16
Stock-based compensation expense	3,400	2,291
Amortization of discount on investments	35	(47)
Deferred tax expense	369	177
Changes in operating assets and liabilities:
Accounts receivable	(340)	1,092
Operating lease right-of-use assets and lease obligations	(17)	3
Prepaid expenses and other current assets	(1,574)	(4,656)
Accounts payable	756	386
Accrued expenses and other liabilities	1,130	(916)
Deferred revenue	37,396	(4,602)
Net cash provided by (used in) operating activities	$19,343	$(25,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(20,645)	$(17,091)
Proceeds from maturities of marketable securities	18,128	13,251
Purchases of property and equipment	(157)	(148)
Net cash used in investing activities	$(2,674)	$(3,988)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	$129,568	$(164)
Proceeds from issuance of common stock - Lilly	16,477	—
Proceeds from stock options exercised	4,697	602
Repurchase of restricted stock units	(285)	—
Net cash provided by financing activities	$150,457	$438
Foreign exchange impact on cash, cash equivalents and restricted cash	(3,070)	(3,002)
Net increase (decrease) in cash, cash equivalents and restricted cash	164,056	(31,812)
Cash, cash equivalents, and restricted cash, beginning of period	163,282	197,813
Cash, cash equivalents, and restricted cash, end of period	$327,338	$166,001
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$66	$—
Non-cash purchases of property, equipment and intangibles	$25	$126
Non-cash issuance of stock options	$572	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	327,137	165,800
Restricted cash included in non-current other assets	201	201
	$327,338	$166,001

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	$2,931	$444,275	$(331,099)	$(1,521)	$114,586

Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	$3,940	$643,183	$(410,266)	$(320)	$236,537

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

Since inception, the Company has generated an accumulated deficit of $410.3 million as of March 31, 2021. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

On January 21, 2021, the Company completed an offering of common shares in which the Company sold 5,575,757 common shares, including 727,272 common shares pursuant to the underwriters’ option to purchase additional shares, at a price to the public of $24.75 for aggregate net proceeds of $129.4 million.

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $374.4 million as of March 31, 2021, will fund the Company’s operations at least into the second half of 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2021 and 2020 are referred to as the first quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2020, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2021, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU became effective for the Company at the beginning of 2021, but had no impact on amounts or disclosures previously reported or during the period.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU became effective for the Company at the beginning of 2021. None of the Company’s arrangements fall within the scope of ASC 808, the adoption of this standard had no impact on amounts or disclosures previously reported or during the period.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2021	December 31, 2020
	(in thousands)
Money market funds	$10,112	$10,156
Corporate paper and notes	40,228	27,978
U.S. government agency securities	—	9,150
U.S. treasuries	10,019	15,043
Total	$60,359	$62,327

Fair value of debt securities	$60,359	$62,328

	March 31, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$13,111	$17,654
Current marketable securities	47,248	44,673
Total	$60,359	$62,327

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Prepaid clinical and manufacturing costs	$2,530	$4,971
Prepaid general and administrative expenses	5,889	2,460
Interest receivable	29	80
Other	1,366	1,058
Total	$9,814	$8,569

Accrued expenses and other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Accrued research and development expenses	$17,579	$15,372
Accrued general and administrative expenses	1,756	1,566
Accrued personnel costs	2,584	4,854
Other	437	11
Total	$22,356	$21,803

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
U.S. federal	$(226)	$(56)
U.S. state	(94)	(24)
Total current income tax benefit	$(320)	$(80)

U.S. federal	$261	$125
U.S. state	108	52
Total deferred income tax expense	$369	$177

Total income tax expense	$49	$97

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets, that are not supported by reversing temporary differences, will not be realized. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party filed a notice of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notice asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. On August 20, 2018, the Company timely responded to these submissions. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled in the future. As this opposition proceeding continues, the Company cannot be certain that it will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

There have been no changes in the Company’s lease arrangements since December 31, 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Lease cost
Operating lease cost	$418	$396
Variable lease cost	91	82
Total lease cost included in operating expenses	$509	$478
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$435	$393

8. Collaborations

Lilly

On January 18, 2021, Eli Lilly and Company, (“Lilly”) agreed to pay the Company a $40.0 million, non-refundable upfront payment, and purchased 706,834 common shares at a stated price per share of $28.295, for an aggregate purchase price of $20.0 million. The Company and Lilly agreed to collaborate with respect to the discovery and research of bispecific antibodies utilizing the Company’s proprietary Biclonics® bispecific technology platform. The collaboration encompasses up to three (3) independent programs directed to the generation of T-cell re-directing bispecific antibodies that bind CD3 and a tumor associated antigen target selected by Lilly to be the subject of each program. At inception of the arrangement, Lilly had selected its first target.

The objective of each program would be to develop a lead compound that Lilly would be able to continue to develop through clinical trials. Lilly agreed to fund the research activities the Company conducts for each program under an agreed research plan and budget. Lilly receives an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how to exploit certain compounds and products directed to designated targets in combination with CD3, or directed to such designated target(s) alone as a monospecific antibody or monospecific antibody drug conjugate, subject to rights granted by Merus to third parties under one or more existing third party agreements. Merus retains all rights not granted to Eli Lilly. Lilly has certain rights to replace selected targets, including the right to substitute a target selection after initial selection for a period of time. The Company may be entitled to further milestones and royalties in the future dependent on development and commercialization of any resulting product.

The initial term of the arrangement includes a three-year research term for the Company to perform research and development activities, subject to two extension terms of six months at Lilly’s discretion. While the arrangement may be terminated in its entirety or on a program-by-program basis at will by Lilly, there are no direct costs or penalties to Lilly to terminate the arrangement prior to the end of the initial term.

At inception of the arrangement, the Company identified a single performance obligation comprised of a combined delivery of a license and related activities, including research activities associated with the first target and the activities of the joint steering committee. The Company also identified two other combined performance obligations relating to options exercisable by Lilly to select a second and third target to advance selected targets through discovery and research.

The transaction price at inception was comprised of fixed consideration of $43.5 million that was derived from the $40.0 million upfront payment and $20.0 million share purchase proceeds, net of the fair value of shares of the shares delivered to Lilly of $16.5 million, and variable consideration associated with the funding of research services for the first target at inception. All other consideration under the arrangement was determined to be variable consideration and fully constrained at inception.

The fixed consideration was allocated equally amongst the three performance obligations and the variable consideration associated with each target was allocated to the performance obligation of each respective target.  The equal allocation of the fixed consideration was based on the estimated standalone selling price of each performance obligation as each was materially the same.

On February 12, 2021, the Company and Lilly completed the initial exchange of fixed consideration and transfer of common shares. The Company initially deferred $43.5 million allocated to the performance obligations to be recognized as revenue over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target, anticipated to be recognized as revenue within the initial research term, along with research funding. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be included in the transaction price for each performance obligation and recognized in future periods in accordance with the Company’s revenue recognition policy. The revenue recognized relating to each combined performance obligation is presented in the notes according to the source of consideration received (upfront, reimbursement revenue, milestone), reflective of their differing timing of receipt.

As of March 31, 2021, research activities for the first target are on-going. No milestones have been achieved to date.

Incyte

On January 23, 2017, the Company completed the sale of shares and exchange of a license with Incyte Corporation (“Incyte”). The Company initially deferred $152.6 million of the transaction price allocated to the license and related performance obligation as deferred revenue, to be recognized as revenue over time as the primary benefit of the license to Incyte is access to the Company’s intellectual property covering its Biclonics® technology platform for the generation of potential product candidates. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be recognized in future periods in accordance with the Company’s revenue recognition policy. Cost reimbursements for research services are recognized as they are performed over time as these are considered a separate performance obligation.

At March 31, 2021, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. No development or commercialization milestones have been achieved to date.

ONO

On March 14, 2018, the Company granted ONO Pharmaceuticals Co. Ltd. (“ONO”) an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination. ONO agreed to pay the Company an upfront, non-refundable payment of €0.7 million. In addition, the Company was entitled to €0.3 million intended to compensate the Company for research services already completed upon entering into the agreement, and €0.2 million to be paid to the Company over time for full-time equivalent funding. The Company is entitled to research and development milestones in addition to royalties on future sales. The Company identified performance obligations for: (1) provision of a license for the target combination, and (2) research and development services. The Company concluded that Ono would be able to develop and benefit from the license, independent of the research and development services. Certain of the research and development services are capable of being performed by third parties with an appropriate sub-license, and are recognized over time as these services are delivered. Milestone payments are fully constrained as variable consideration to be recognized in future periods in accordance with the Company’s revenue recognition policy.

Amounts related to the provision of a license are amortized over the intended period of use.

Simcere

In January 2018, the Company granted Simcere Pharmaceuticals Group (“Simcere”) an exclusive license to develop and commercialize up to three bispecific antibodies to be produced by Merus utilizing the Company’s Biclonics® technology platform in China. The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs. The Company may be entitled to future development milestone payments. The Company will be eligible to receive tiered royalty payments on sales of any products resulting from the collaboration in China from Simcere. Simcere will be eligible to receive tiered royalty payments on sales outside of China from the Company.

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

To date, the Company has achieved two milestones under this agreement and has received an aggregate of $1.3 million in milestone payments At March 31, 2021, research and development for one of the programs is on-going.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2021	$—	$—	$46	$46
Billings	1,577	60,000	—	60,000
Cash receipts	(1,577)	(60,000)	—	(60,000)
Adjustments	—	—	—	—
Foreign exchange	—	—	(4)	(4)
Balance at March 31, 2021	—	—	42	42

Unbilled receivables
Balance at January 1, 2021	$1,623	$—	$—	$—
Accrued receivables	1,658	263	—	263
Billings	(1,577)	—	—	—
Adjustments	—	—	—	—
Foreign exchange	(73)	(11)	—	(11)
Balance at March 31, 2021	1,631	252	—	252

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2021	$99,004	$—	$862	$862
Allocation of contract consideration	—	43,523	—	43,523
Revenue recognized in the period	(4,734)	(1,146)	(190)	(1,336)
Foreign exchange	(4,278)	(1,192)	(35)	(1,227)
Balance at March 31, 2021	89,992	41,185	637	41,822
Less: current portion	(18,684)	(6,555)	(515)	(7,070)
Non-current balance at March 31, 2021	71,308	34,630	122	34,752

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended March 31, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,734	$1,146	$190	$1,336
Reimbursement revenue	2,017	263	—	263
Milestones	—	—	—	—
Total collaboration revenue	$6,751	$1,409	$190	$1,599
Operating expenses:
Research and development expense	$359	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$359	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,734	$—	$190	$190

	Three Months Ended March 31, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,368	$—	$199	$199
Reimbursement revenue	1,605	—	94	94
Milestones	—	—	35	35
Total collaboration revenue	$5,973	$—	$328	$328
Operating expenses:
Research and development expense	$340	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$340	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,368	$—	$234	$234

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$1,637	$1,023
General and administrative	1,763	1,268
Total	$3,400	$2,291

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $17.80 per option (2020: $12.62 per option) for the 1,175,350 options (2020: 1,048,317 options) granted during the three months ended March 31, 2021. The significant weighted average valuation inputs included the risk-free interest rate 0.6% (2020: 1.5%), and volatility 88.4% (2020: 93.9%).  A weighted average expected term of 6.1 years (2020: 6.1) was used in the Black-Scholes option pricing model during the three months ended March 31, 2021. The Company updates its valuation estimates and methodology to estimate the grant-date fair value of stock-based compensation periodically to reflect observable market data and exercise behavior.

Executive Settlement

In April 2020, Mark Throsby, Ph.D. resigned as the Executive Vice President and Chief Scientific Officer of the Company effective July 31, 2020. In connection with his departure, Mr. Throsby entered into a Settlement Agreement with the Company, pursuant to which Mr. Throsby received a severance payment equal to 8 months of his annual salary and amortized bonus aggregating approximately $0.3 million. Further, subject to Mr. Throsby’s continued compliance with the terms and conditions of the Settlement Agreement, Mr. Throsby’s unvested equity awards continued to vest until October 31, 2020 as if Mr. Throsby had continued in full time service with the Company through such date. The post-termination exercise period of Mr. Throsby's options was extended to March 31, 2021.  The Company incrementally recognized $0.1 million in respect of the severance payment and a net reversal of $0.4 million of stock-based compensation expense in respect of share-based payments in research and development expense in the consolidated statement of operations in the prior year.

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021.  As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument.  The Company recognized a $0.4 million net loss associated with the derivative instrument included as other income in the statement of operations for the quarter ended March 31, 2021.

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2020. Incyte is a shareholder with holdings representing approximately 9.3% of the outstanding shares of the Company as of March 31, 2021, and 10.1% as of December 31, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multi-specific antibody candidates are generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain.  Multiple binding domains can be combined to produce novel bispecific and trispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms referred to as Biclonics® and Triclonics® allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented CH3 domain dimerization technology to generate substantially pure multi-specific antibodies. We also employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and Triclonics® therapeutic candidates with differentiated modes of action for pre-clinical testing and clinical development.

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128, or zenocutuzumab, for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 for the potential treatment of solid tumors; MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors, and MCLA-129 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® technology platform and TriclonicsTM technology platform to identify additional multi-specific antibody candidates and advance them to clinical development.

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

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVID-19 Pandemic” below and  “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $374.4 million as of March 31, 2021 will be sufficient to fund our operations into at least the second half of 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

NRG1 gene fusion (NRG1+) Cancers: Phase 1/2 eNRGy trial clinical data and program update planned for Q2 2021

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

On April 28, 2021, we announced that zenocutuzumab clinical data was selected for an oral presentation at the 2021 American Society of Clinical Oncology Annual Meeting on June 4, 2021, where we plan to present interim efficacy and safety data from the eNRGy trial and Early Access Program (EAP) of Zeno in patients with NRG1 fusion positive (NRG1+) pancreatic, non-small cell lung and other cancers.

In the first quarter of 2021, we opened additional clinical trial sites, which are now at more than 35 locations, and we entered into more agreements and collaborations with companies and medical organizations with the goals of raising awareness of the eNRGy trial and providing access to molecular screening opportunities for eligible patients with cancers that may have NRG1 fusions. Merus is now working with more than ten different industry and academic collaborations across Asia, North America and Europe aimed to enhance testing for NRG1 fusions and to raise awareness of the eNRGy trial..

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

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

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial ongoing in patients with solid tumors.

MCLA-129 is currently being evaluated in a in a phase 1/2 open-label, multicenter dose escalation study, including a safety dose expansion phase, for the treatment of patients with advanced non-small cell lung cancer (NSCLC) and other solid tumors. MCLA-129 is subject to collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. We continued to observe a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the quarter ended March 31, 2021, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our antibody candidates, including those associated with our collaborations with Incyte, Lilly and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the U.S. and Netherlands work from home when possible and for those employees working at our offices and laboratory in Utrecht and offices in Cambridge Ma., they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the offices will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

At this time, there is significant uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the spread of the disease, availability and effectiveness of vaccines, arising variants, and their impact on vaccination efforts, the duration of the pandemic, travel restrictions and social distancing in the Netherlands, the United States and other countries, business closures or business disruptions, the ultimate impact of COVID-19 on financial markets and the global economy, and the effectiveness of actions taken in the Netherlands, the United States and other countries to contain and treat the disease. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Collaborations

Refer to Item 1, “Business—Our Collaborations” and Note 12, “Collaborations,” of the notes to our consolidated financial statements included in our Annual Report on Form 10-K and Note 8, “Collaborations,” to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

Discussion and Analysis of our Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Incyte	$6.8	$6.0	$0.8
Lilly	1.4	—	1.4
Other	0.1	0.3	(0.2)
Total revenue	8.3	6.3	2.0

Collaboration revenue for the three months ended March 31, 2021 increased by $2.0 million as compared to the three months ended March 31, 2020, primarily as a result of an increase from a Lilly upfront payment amortization and reimbursement revenues of $1.4 million that commenced in the first quarter, and a $0.8 million increase primarily in reimbursement revenues related to Incyte reflecting activities in the period for MCLA-145. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2021, we had total deferred revenue of $131.8 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next five and three years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Research and development	$20.8	$17.0	$3.8
General and administrative	9.3	8.9	0.4
Total operating expenses	$30.1	$25.9	$4.2

Research and development expense for the three months ended March 31, 2021 increased by $3.8 million as compared to the three months ended March 31, 2020, primarily as a result of an increase in external and manufacturing costs related to our programs and stock-based compensation.

General and administrative expense for the three months ended March 31, 2021 increased by $0.4 million as compared to the three months ended March 31, 2020, which is not a significant change and no significant offsetting items occurred in the period.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Interest (expense) income, net	$(0.1)	$0.3	$(0.4)
Foreign exchange gains	12.2	2.9	9.3
Other losses	(0.4)	—	(0.4)
Total other income, net	$11.7	$3.2	$8.5

Other income, net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Current	$(0.3)	$(0.1)	$(0.2)
Deferred	0.4	0.2	0.2
Total tax expense, net	$0.1	$0.1	$—

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

Net Loss

Net loss for the three months ended March 31, 2021 was $10.2 million, compared to net loss for the three months ended March 31, 2020 of $16.5 million. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2021, we had $374.4 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

On January 18, 2021, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”). Eli Lilly has agreed to pay an upfront, non-refundable payment of $40 million, for the rights granted under the Collaboration Agreement within 30 days following the Effective Date. Eli Lilly will fund the research and development activities to be conducted by the Company for each program under an agreed research plan and budget. With respect to each product arising from each program, the Company is eligible to receive up to $290 million in future contingent development and regulatory milestones and up to $250 million in commercial sales milestones, for a total of up to approximately $1.6 billion for a single product generated from all three programs. The Company is further eligible to receive, on a product-by-product and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, on January 18, 2021, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to the Company of approximately $20 million. Eli Lilly agreed not to transfer, sell, or otherwise dispose of the Shares for a period of time following the Closing Date, subject to certain customary exceptions.

On January 21, 2021, the Company entered into an underwriting agreement with Jefferies LLC and SVB Leerink LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of 4,848,485 common shares of the Company, nominal value €0.09 per share, at a public offering price of $24.75 per share, less underwriting discounts and commissions. The Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 727,272 common shares at the public offering price, less underwriting discounts and commissions. On January 21, 2021, the Underwriters exercised this option in full. The closing of the offering occurred on January 25, 2021, resulting in aggregate net proceeds to the Company of $129.4 million.

Funding Requirements

Our primary uses of capital are, clinical trial costs, chemistry manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties.

Except for any obligations of our collaborators or licensees to make license, milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity and currently have no credit facility. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements, license agreements or other business development opportunities in the future, we may have to relinquish valuable rights to our technologies or intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will fund the Company’s operations at least into the second half of 2024, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain and in light of the uncertainties associated with the magnitude and duration of the COVID-19 pandemic. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Net cash provided by (used in) operating activities	$19.3	$(25.3)	$44.6
Net cash used in investing activities	(2.7)	(4.0)	1.3
Net cash provided by financing activities	150.5	0.4	150.1

Net cash provided by operating activities during the three months ended March 31, 2021 increased by $44.6 million as compared to the three months ended March 31, 2020, primarily due to operating cash receipts related to revenue arrangements principally from the receipt of payments received from Lilly of $43.5 million.

Net cash used in investing activities during the three months ended March 31, 2021 principally reflects $20.6 million of purchases of marketable securities partially offset by maturities of marketable securities of $18.1 million. Net cash used in investing activities during the three months ended March 31, 2020 principally reflects $17.1 million of purchases of marketable securities, offset by maturities of marketable securities of $13.3 million.

Net cash provided by financing activities during the three months ended March 31, 2021 increased primarily due to proceeds received from the issuance of common stock of $129.6 million, proceeds from the stock issuance to Lilly of $16.5 million, and an increase in stock option exercise proceeds of $3.8 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K, other than updating our use of the option pricing model and associated estimates as described in Note 9 to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

From time to time, we may be involved in various legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which could be deemed to be material.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $10.2 million, and $16.5 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $410.3 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

•

conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, for the treatment of solid tumors harboring neuregulin 1 (NRG1) gene fusions and conclude our ongoing Phase 2 clinical trial for the treatment of metastatic breast cancer in combination with other therapies;

•	conduct our ongoing Phase 1 clinical trial of MCLA-158 for the treatment of solid tumors;
•	conduct our ongoing Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors, which is being co-developed with Incyte;
•

conduct our ongoing Phase 1/2 clinical trial for MCLA-129 for the treatment of solid tumors, which is subject to a collaboration with Betta, whereby Betta has exclusive rights to develop MCLA-129 in China, and Merus retains all rights ex-China;

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte and Eli Lilly. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129, and concluding MCLA-117. We are in the early stages of development of our antibody candidates, and we have not completed development of any Biclonics® or any other drugs or biologics.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our antibody candidates, discovering and developing additional bispecific and trispecific antibody candidates, obtaining regulatory approval for any antibody candidates that successfully complete clinical trials, establishing manufacturing and marketing capabilities and ultimately selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129 and conclude our trial of MCLA-117 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of March 31, 2021 will be sufficient to fund our operations into at least the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•

the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the phase 1 clinical trials of MCLA-158, MCLA-145 and the phase 1/2 clinical trial of MCLA-129, and concluding the phase 1 clinical trial of MCLA-117;

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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, MCLA-117, MCLA-158, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® technology platform, generating our Triclonics® technology platform, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129, and concluding the MCLA-117 trial, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical trial or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands are restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. are restricted in the manner of travel to the Netherlands under current guidelines. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the Netherlands and employees of our subsidiary Merus US, Inc., in the U.S. work from home when possible.  For those employees working at our offices and laboratory in Utrecht, and offices of our subsidiary in Cambridge Ma., they are required to maintain social distancing and follow requirements consistent with the guidance provided by the CDC, Federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte, Eli Lilly and Simcere, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our antibody candidates, including zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry manufacturing and controls, or pre-clinical development activities due to the current restrictions on travel and work globally, which may force us to reduce related workflows until such work and travel restrictions are lifted. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158, MCLA-145, and MCLA-129. To date, we have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or early-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, MCLA-158, MCLA-129 or MCLA-145, which we are developing with Incyte, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-158, MCLA-145, and MCLA-129, and concluding our work on the

Phase I clinical trial of MCLA-117 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 90 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. In the Phase 1 clinical trial of MCLA-117, we announced in May 2020 we will not continue enrollment into the planned dose expansion cohorts in the trial, but plan to complete enrollment in the dose escalation phase. In the Phase 1 clinical trial of MCLA-158, we plan to enroll approximately 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll approximately 118 adult patients with solid tumors. In the Phase 1/2 clinical trial of MCLA-129, we plan to enroll approximately 150 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

Obtaining a Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even though the FDA has granted such designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy, it may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that zenocutuzumab or any other antibody candidate that may be granted Fast Track designation will receive marketing approval in the United States.

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

If safe and effective use of any of our antibody candidates depends on a diagnostic that is not otherwise commercially available, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our antibody candidates, if at all. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to develop or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostics is time consuming and costly.

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

The regulation of companion diagnostics will be subject to further requirements as of the entry into force of the IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances or approvals for our companion diagnostics or to manufacture, market or distribute our products after clearance or approval is obtained.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. During this period, the EMA cannot accept another application for a marketing authorization (MA) or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. The application for orphan drug designation must be submitted before the MA application (MAA). The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to potential financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to potential financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our antibody candidates, if approved.

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

If our collaboration agreements with Simcere or Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with these agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration agreements with Simcere and Betta Pharma that permit us to supervise development efforts associated with our pre-clinical assets with respect to Simcere, or MCLA-129, with Betta Pharma, which have development and product rights in China, we cannot guarantee that these assets will be developed in China in accordance with our standards as applied to our wholly owned programs. Ono is currently pursuing at least one antibody program generated by us through use of our proprietary Biclonics® platform in an area outside oncology. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in areas outside oncology or to engage in future license agreements to further expand the use of our platform and generate future revenue. Should any of these collaborations or license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our CH3 domain dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our platform technologies, and antibody candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our CH3 domain dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

To protect our competitive position, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering our antibody candidates or methods, our Biclonics® technology and Triclonics® technology platforms, our common light chain transgenic technology, or our CH3 domain dimerization technology, among other technologies, and then compete directly with us, without payment to us.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In December 2019, Ton Logtenberg, Ph.D., stepped down as an executive director, a position he held since co-founding our company in 2003, and as President, Chief Executive Officer and Principal Financial Officer, and Sven “Bill” Lundberg, M.D. was appointed as an executive director and as President, Chief Executive Officer and Principal Financial Officer as of January 1, 2020. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe,

M.D., was appointed as Senior Vice President and Chief Medical Officer, effective July 27, 2020. Further, in April 2020, Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. In May 2021, we appointed Dr. Cecile Geuijen as Senior Vice President and Chief Scientific Officer with an effective date of May 3, 2021. These changes in our senior management were disruptive to our business, and if we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate  the new Chief Scientific Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected.

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

Provisions of our articles of association may make it more difficult for a third party to acquire control of us or effect a change in our board of directors. These provisions include:

•	the authorization of a class of preferred shares that may be issued to an independent special purpose foundation;
•	the possibility to appoint our board members for staggered terms;
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

As of May 1, 2021  a statutory cooling-off period of up to 250 days was introduced in the Netherlands. When such cooling-off period is invoked, our general meeting of shareholders cannot dismiss, suspend or appoint members of the board of directors (or amend the provisions in our articles of association dealing with those matters) unless those matters would be proposed by the board of directors. This cooling-off period could be invoked by the board of directors in case:

a)

shareholders, using either their shareholder proposal right or their right to request a general meeting of shareholders, propose an agenda item for the general meeting of shareholders to dismiss, suspend or appoint a member of the board of directors (or to amend any provision in the articles of association dealing with those matters); or

b)

a public offer for the company is made or announced without the company's support, provided, in each case, that the board of directors believes that such proposal or offer materially conflicts with the interests of the company and its business.

The cooling-off period, if invoked, ends at occurrence of the earliest of the following events:

a)	the expiration of 250 days from:
i.	in case of shareholders using their shareholder proposal right, the day after the deadline for making such proposal expired;
ii.	in case of shareholders using their right to request a general meeting of shareholders, the day when they obtain court authorization to do so; or
iii.	in case of a hostile offer being made, the first following day;
b)	the day after the hostile offer having been declared unconditional; or
c)	the board of directors voluntarily terminating the cooling-off period.

In addition, shareholders representing at least 3% of our issued share capital may request the Dutch Enterprise Chamber of the Amsterdam Court of Appeals for early termination of the cooling-off period. The Dutch Enterprise Chamber of the Amsterdam Court of Appeals must rule in favor of the request if the shareholders can demonstrate that:

a)

the board of directors, in light of the circumstances at hand when the cooling-off period was invoked, could not reasonably have come to the conclusion that the relevant shareholder proposal or hostile offer constituted a material conflict with the interests of the company and its business;

b)	the board of directors cannot reasonably believe that a continuation of the cooling-off period would contribute to careful policy-making;
c)

if other defensive measures, having the same purpose, nature and scope of the cooling-off period, have been activated during the cooling-off period and have not since been terminated or suspended at the relevant shareholders' request within a reasonable period following the request (i.e., no 'stacking' of defensive measures).

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

Ultimately one week following the last day of the cooling-off period, the board of directors must publish a report in respect of its policy and conduct of affairs during the cooling-off period on our website. This report must remain available for inspection by shareholders and others with meeting rights under Dutch law at our office and must be tabled for discussion at the next general meeting of shareholders.  This legislation may make it more difficult for a third party or group of third parties to acquire control of us or effect a change in our board of directors.

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

The preferred shares will be issued to the foundation for their nominal value, of which only 25% will be due upon issuance. The voting rights of our shares are based on nominal value and as we expect our shares to continue to trade substantially in excess of nominal value, preferred shares issued at nominal value can obtain significant voting power for a substantially reduced price and thus be used as a defensive measure. These preferred shares will have both a liquidation and dividend preference over our common shares and will accrue cash dividends at a fixed rate. Subject to the foundation exercising its call option under the call option agreement, the board may issue these preferred shares to protect us from influences that we believe do not serve our best interests and threaten to undermine our continuity, independence and identity. These influences may include a third-party acquiring a significant percentage of our common shares, the announcement of a public offer for our common shares, other concentration of control over our common shares or any other form of pressure on us to alter our strategic policies. The foundation’s articles of association provide that it will act to serve the best interests of us, our associated business and all parties connected to us, by opposing any influences that conflict with these interests and threaten to undermine our continuity, independence and identity. This foundation is structured to operate independently of us.

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

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on December 5, 2019	6-K	001-37773	3	12/6/19
10.1†	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21
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
†

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

Dated: May 6, 2021

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer