Form 10-Q
period 2021-06-30
Merus N.V.
filed 2021-08-05
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 38,477,796 common shares, nominal value €0.09 per share, outstanding.

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
•

We have a limited operating history, have not successfully completed any clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

•

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our research and drug development programs or future commercialization efforts.

•

The outcome of preclinical testing and early phases of clinical trials may not be predictive of the success of later phases of clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.

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

•

We depend on enrollment of patients in our clinical trials for our antibody candidates, including patients having NRG1 fusion tumors, which are rare, tumorigenic genomic events. If we are unable to enroll patients in our clinical trials, including those having these rare tumorigenic events, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

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

•

Due to our limited resources and access to capital, we must, and have in the past decided to prioritize development of certain antibody candidates over other potential candidates. These decisions may prove to have been wrong and may adversely affect our revenues.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$311,472	$163,082
Marketable securities	41,280	44,673
Accounts receivable	1,471	46
Accounts receivable (related party)	2,212	1,623
Prepaid expenses and other current assets	10,559	8,569
Total current assets	366,994	217,993
Property and equipment, net	3,596	4,115
Operating lease right-of-use assets	4,762	3,907
Intangible assets, net	2,608	2,843
Deferred tax assets	140	410
Other assets	1,483	1,949
Total assets	$379,583	$231,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,160	$3,126
Accrued expenses and other liabilities	24,529	21,803
Income taxes payable	—	206
Current portion of lease obligation	1,597	1,432
Current portion of deferred revenue	13,184	625
Current portion of deferred revenue (related party)	18,937	19,554
Total current liabilities	64,407	46,746
Lease obligation	3,198	2,521
Deferred revenue, net of current portion	25,338	237
Deferred revenue, net of current portion (related party)	67,553	79,450
Total liabilities	160,496	128,954
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 45,000,000 shares authorized; 38,444,580 and 31,602,953 shares issued and outstanding as at June 30, 2021 and December 31, 2020, respectively	$3,959	$3,211
Additional paid-in capital	649,627	490,093
Accumulated other comprehensive income	3,155	9,071
Accumulated deficit	(437,654)	(400,112)
Total stockholders’ equity	219,087	102,263
Total liabilities and stockholders’ equity	$379,583	$231,217

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$5,118	$184	$6,717	$512
Collaboration revenue (related party)	7,261	5,872	14,012	11,845
Total revenue	12,379	6,056	20,729	12,357
Operating expenses:
Research and development	24,612	13,709	45,418	30,696
General and administrative	10,569	8,043	19,902	16,925
Total operating expenses	35,181	21,752	65,320	47,621
Operating loss	(22,802)	(15,696)	(44,591)	(35,264)
Other (loss) income, net:
Interest (expense) income, net	(51)	99	(133)	379
Foreign exchange (losses) gains, net	(4,525)	(2,346)	7,678	539
Other (losses) gains, net	52	—	(385)	—
Total other (loss) income, net	(4,524)	(2,247)	7,160	918

Net loss before income taxes	(27,326)	(17,943)	(37,431)	(34,346)
Income tax expense	62	31	111	128
Net loss	$(27,388)	$(17,974)	$(37,542)	$(34,474)
Other comprehensive income (loss):
Currency translation adjustment	3,475	2,201	(5,916)	(906)
Comprehensive loss	$(23,913)	$(15,773)	$(43,458)	$(35,380)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.71)	$(0.54)	$(1.01)	$(1.22)
Weighted-average common shares outstanding: Basic and diluted	38,376	29,034	37,299	28,990

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,542)	$(34,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	634	532
Amortization of intangible assets	147	134
Foreign exchange gain	(7,611)	(503)
Loss on disposal of property and equipment	—	16
Stock-based compensation expense	7,959	3,483
Amortization of premium (discount) on investments	48	(79)
Deferred tax expense	270	78
Changes in operating assets and liabilities:
Accounts receivable	(2,097)	681
Operating lease right-of-use assets and lease obligations	(11)	3
Prepaid expenses and other current assets	(1,852)	(6,441)
Accounts payable	3,190	(599)
Accrued expenses and other liabilities	3,207	2,556
Deferred revenue	28,704	(9,255)
Net cash used in operating activities	$(4,954)	$(43,868)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(24,850)	$(28,947)
Proceeds from maturities of marketable securities	28,163	28,181
Purchases of property and equipment	(260)	(512)
Net cash provided by (used in) investing activities	$3,053	$(1,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	$—	$(164)
Proceeds from issuance of common stock, net	129,398	—
Proceeds from issuance of common stock - Lilly	16,477	—
Proceeds from stock options exercised	6,728	893
Repurchase of restricted stock units	(285)	—
Net cash provided by financing activities	$152,318	$729
Foreign exchange impact on cash, cash equivalents and restricted cash	(2,027)	(1,107)
Net increase (decrease) in cash, cash equivalents and restricted cash	148,390	(45,524)
Cash, cash equivalents, and restricted cash, beginning of period	163,283	197,813
Cash, cash equivalents, and restricted cash, end of period	$311,673	$152,289
SUPPLEMENTAL DISCLOSURES:
Non-cash right-of-use assets acquired from operating lease obligations	$1,662	$—
Income taxes paid	$491	$25
Non-cash purchases of property, equipment and intangibles	$22	$35
Non-cash issuance of stock options	$573	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$311,472	$152,088
Restricted cash included in non-current other assets	201	201
	$311,673	$152,289

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	2,931	444,275	(331,099)	(1,521)	114,586
Exercise of stock options and vesting of restricted stock units	37,922	4	287	—	—	291
Stock-based compensation	—	—	1,192	—	—	1,192
Currency translation adjustment	—	—	—	—	2,201	2,201
Net loss	—	—	—	(17,974)	—	(17,974)
Balance at June 30, 2020	29,047,344	$2,935	$445,754	$(349,073)	$680	$100,296

Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	3,940	643,183	(410,266)	(320)	236,537
Exercise of stock options and vesting of restricted stock units	172,939	19	1,885	—	—	1,904
Stock-based compensation	—	—	4,559	—	—	4,559
Currency translation adjustment	—	—	—	—	3,475	3,475
Net loss	—	—	—	(27,388)	—	(27,388)
Balance at June 30, 2021	38,444,580	$3,959	$649,627	$(437,654)	$3,155	$219,087

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

Since inception, the Company has generated an accumulated deficit of $437.7 million as of June 30, 2021. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $352.8 million as of June 30, 2021, will fund the Company’s operations into the second half of 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2021.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2021 and 2020 are referred to as the second quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2021, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2021	December 31, 2020
	(in thousands)
Money market funds	$14,106	$10,156
Corporate paper and notes	43,746	27,978
U.S. government agency securities	—	9,150
U.S. treasuries	2,534	15,043
Total	$60,386	$62,327

Fair value of debt securities	$60,386	$62,328

	June 30, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$19,106	$17,654
Current marketable securities	41,280	44,673
Total	$60,386	$62,327

The Company does not intend to sell and believes it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be at maturity. The Company determined that there was no material change in the credit risk of any of its investments.

The fair value of money market funds is determined based on publicly available market price for these funds (Level 1). The fair value of other debt securities is determined based on the publicly available inputs which includes a market price for the same or similar instruments adjusted for estimates in interest yield (Level 2).

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Prepaid clinical and manufacturing costs	$3,261	$4,971
Prepaid general and administrative expenses	5,923	2,460
Interest receivable	7	80
Other	1,368	1,058
Total	$10,559	$8,569

Accrued expenses and other liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Accrued research and development expenses	$19,570	$15,372
Accrued general and administrative expenses	1,885	1,566
Accrued personnel costs	2,681	4,854
Other	393	11
Total	$24,529	$21,803

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
U.S. federal	$114	$94	$(112)	$38
U.S. state	47	36	(47)	12
Total current income tax (benefit) expense	$161	$130	$(159)	$50

U.S. federal	$(54)	$(63)	$207	$62
U.S. state	(45)	(36)	63	16
Total deferred income tax (benefit) expense	$(99)	$(99)	$270	$78

Total income tax expense	$62	$31	$111	$128

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

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2026.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$434	$396	$852	$792
Variable lease cost	132	107	223	189
Total lease cost included in operating expenses	$566	$503	$1,075	$981
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$428	$396	$863	$789

During the six months ended June 30, 2021, the Company signed a lease amendment (the “Amendment”) for offices and lab spaces in Utrecht, Netherlands. The Amendment extended the lease term by approximately 1.5 years ending at the end of March 2023 and did not include additional right-of-use other than the extended lease term.

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

As of June 30, 2021, no milestones have been achieved.

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

At June 30, 2021, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. No development or commercialization milestones have been achieved to date.

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

To date, the Company has achieved two milestones under this agreement and has received an aggregate of $1.3 million in milestone payments. Research and development activities are on-going as of June 30, 2021.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2021	$—	$—	$46	$46
Billings	3,195	60,254	—	60,254
Cash receipts	(3,195)	(60,000)	—	(60,000)
Adjustments	—	—	—	—
Foreign exchange	—	(1)	(4)	(5)
Balance at June 30, 2021	—	253	42	295

Unbilled receivables
Balance at January 1, 2021	$1,623	$—	$—	$—
Accrued receivables	3,848	1,129	323	1,452
Billings	(3,194)	(254)	—	(254)
Adjustments	—	—	—	—
Foreign exchange	(65)	(17)	(5)	(22)
Balance at June 30, 2021	2,212	858	318	1,176

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2021	$99,004	$—	$862	$862
Allocation of contract consideration	—	43,523	—	43,523
Revenue recognized in the period	(9,525)	(4,911)	(352)	(5,263)
Foreign exchange	(2,989)	(578)	(22)	(600)
Balance at June 30, 2021	86,490	38,034	488	38,522
Less: current portion	(18,937)	(12,716)	(468)	(13,184)
Non-current balance at June 30, 2021	67,553	25,318	20	25,338

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended June 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,791	$3,765	$162	$3,927
Reimbursement revenue	2,470	869	322	1,191
Milestones	—	—	—	—
Total collaboration revenue	$7,261	$4,634	$484	$5,118
Operating expenses:
Research and development expense	$289	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$289	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,791	$3,765	$162	$3,927

	Three Months Ended June 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,363	$—	$284	$284
Reimbursement revenue	1,509	—	(105)	(105)
Milestones	—	—	5	5
Total collaboration revenue	$5,872	$—	$184	$184
Operating expenses:
Research and development expense	$612	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$612	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,363	$—	$289	$289

	Six Months Ended June 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$9,525	$4,911	$352	$5,263
Reimbursement revenue	4,487	1,132	322	1,454
Milestones	—	—	—	—
Total collaboration revenue	$14,012	$6,043	$674	$6,717
Operating expenses:
Research and development expense	$648	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$648	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$9,525	$—	$352	$352

	Six Months Ended June 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$8,731	$—	$483	$483
Reimbursement revenue	3,114	—	(11)	(11)
Milestones	—	—	40	40
Total collaboration revenue	$11,845	$—	$512	$512
Operating expenses:
Research and development expense	$764	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$764	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,731	$—	$523	$523

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$1,850	$(261)	$3,487	$762
General and administrative	2,709	1,453	4,472	2,721
Total	$4,559	$1,192	$7,959	$3,483

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $17.42 per option for the 1,312,810 options granted during the six months ended June 30, 2021. The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2021.

Volatility	87.2%
Risk-free interest rate	0.6%
Expected holding period (in years)	6.1
Dividend yield	-

In addition, the Company granted 9,976 RSUs during the six months ended June 30, 2021 with a weighted average grant date fair value of $20.15 per unit.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021.  As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument.  The Company recognized a $0.4 million net loss associated with the derivative instrument included as other income in the statement of operations for the six months ended June 30, 2021.

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2020. Incyte is a shareholder with holdings representing approximately 9.2% of the outstanding shares of the Company as of June 30, 2021, and 10.1% as of December 31, 2020.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $352.8 million as of June 30, 2021 will be sufficient to fund our operations into the second half of 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

Phase 2 part of the phase 1/2 trial continues: update planned by the first half of 2022We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

On June 4, we shared interim clinical data of our zenocutuzumab (Zeno) program in patients with NRG1 fusion (NRG1+) cancers at the American Society of Clinical Oncology (ASCO) 2021 Annual Meeting.

The highlights from the presentation included:

•	As of the April 13, efficacy data cutoff, 61 patients with NRG1+ cancer were enrolled, including 45 patients evaluable for response.
•

Encouraging early clinical activity was observed, with confirmed partial responses by investigator review (RECIST v1.1) in 42% (5 of 12) patients with pancreatic cancer and in 29% (13 of 45) patients across all NRG1+ tumor types treated.

o

One additional partial response was confirmed after the data cutoff date, which if included in the interim efficacy analysis, would increase the percentage of confirmed partial responses in patients across all NRG1+ tumor types treated to 31% (14 of 45 patients).

•	More than three quarters (34 of 45) of evaluable patients showed tumor reduction. In addition 40% (19 of 47) of all patients remained on therapy as of the data cutoff date.
•	Zeno was observed to have a favorable and tolerable safety profile (across 157 patients treated with Zeno monotherapy as of the January 12, 2021 safety data cutoff date).
o	The majority of adverse events were mild or moderate (Grade 1 or 2) in severity.
o	Absence of severe gastrointestinal and skin toxicities and clinical cardiotoxicity.
o	Low incidence (7%) of infusion reactions

We plan to provide a further clinical and regulatory program update by the first half of 2022.

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

MCLA-158 (Lgr5 x EGFR Biclonics®): Solid Tumors

Phase 1 trial continues: dose expansion cohorts ongoing: update planned for Q4 2021

The phase 1 open label, multicenter clinical trial of MCLA-158 is ongoing in the dose expansion phase. Enrollment of patients with gastro-esophageal and head-and-neck cancers continues, and preliminary evidence of antitumor activity has been observed. We plan to provide an update at a medical conference in the fourth quarter of 2021..

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial continues: update planned for 2H 2021

The phase 1, open-label, single-agent clinical trial of MCLA-145 is ongoing and consists of a dose escalation phase, to be followed by a planned dose expansion phase. MCLA-145 is the first drug candidate co-developed under Merus’ global collaboration and license agreement with Incyte Corporation, which permits the development and commercialization of up to 11 bispecific and monospecific antibodies from the Merus Biclonics® platform.  Merus retains full rights to develop and commercialize MCLA-145, if approved, in the United States; and Incyte holds full rights to develop and commercialize MCLA-145 outside the United States. We plan to provide an update at a medical conference in Q4’21..

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial ongoing in patients with solid tumors.

The phase 1/2, open-label, single-agent clinical trial of MCLA-129 is ongoing and consists of a dose escalation phase, to be followed by planned expansion cohorts evaluating MCLA-129 for the treatment of patients with advanced non-small cell lung cancer (NSCLC) and other solid tumors. MCLA-129 is a Biclonics®, which binds to EGFR and c-MET and is being investigated for the treatment of solid tumors. EGFR is an important oncogenic driver in many cancers, and upregulation of c-MET signaling has been associated with resistance to EGFR inhibition. MCLA-129 is subject to collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. We continued to observe a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the quarter ended June 30, 2021, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Incyte	$7.3	$5.9	$1.4	$14.0	$11.8	$2.2
Lilly	4.6	—	4.6	6.0	—	6.0
Other	0.5	0.2	0.3	0.7	0.5	0.2
Total revenue	12.4	6.1	6.3	20.7	12.3	8.4

Collaboration revenue for the three months ended June 30, 2021 increased by $6.3 million as compared to the three months ended June 30, 2020, primarily as a result of an increase from a Lilly upfront payment amortization and reimbursement revenues of $4.6 million that commenced in the first quarter of 2021, and a $1.4 million increase primarily in reimbursement revenues related to Incyte reflecting activities in the period for MCLA-145. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the six months ended June 30, 2021 increased by $8.4 million as compared to the six months ended June 30, 2020, primarily as a result of an increase from a Lilly upfront payment amortization and reimbursement revenues of $6.0 million that commenced in the first quarter of 2021, and a $2.2 million increase primarily in reimbursement revenues related to Incyte reflecting activities in the period for MCLA-145. The change in exchange rates did not significantly impact collaboration revenue.

As of June 30, 2021, we had total deferred revenue of $125.0 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next five and three years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Research and development	$24.6	$13.7	$10.9	$45.4	$30.7	$14.7
General and administrative	10.6	8.0	2.6	19.9	16.9	3.0
Total operating expenses	$35.2	$21.7	$13.5	$65.3	$47.6	$17.7

Research and development expense for the three months ended June 30, 2021 increased by $10.9 million as compared to the three months ended June 30, 2020, primarily as a result of an increase in clinical and manufacturing costs related to our programs and stock-based compensation.

Research and development expense for the six months ended June 30, 2021 increased by $14.7 million as compared to the six months ended June 30, 2020, primarily as a result of an increase in clinical and manufacturing costs related to our programs and stock-based compensation.

General and administrative expense for the three months ended June 30, 2021 increased by $2.6 million as compared to the three months ended June 30, 2020, primarily as a result of an increase in stock-based compensation and other personnel related expenses as well as facilities and professional fees, partially offset by decreases in legal and IP related costs.

General and administrative expense for the six months ended June 30, 2021 increased by $3.0 million as compared to the three months ended June 30, 2020, primarily as a result of an increase in stock-based compensation and other personnel related expenses as well as facilities and professional fees, partially offset by decreases in legal and IP related costs and travel expenses.

Other Income (Loss), Net

The following is a comparison of other income (loss), net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Interest (expense) income, net	$(0.1)	$0.1	$(0.2)	$(0.1)	$0.4	$(0.5)
Foreign exchange (losses) gains	(4.5)	(2.3)	(2.2)	7.7	0.5	7.2
Other (losses) gains, net	0.1	—	0.1	(0.4)	—	(0.4)
Total other income (loss), net	$(4.5)	$(2.2)	$(2.3)	$7.2	$0.9	$6.3

Other income (loss), net consists of interest earned and fees paid on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange (losses) gains on our foreign denominated cash, cash equivalents and marketable securities. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Current	$0.2	$0.1	$0.1	$(0.2)	$0.1	$(0.3)
Deferred	(0.1)	(0.1)	—	0.3	0.1	0.2
Total tax expense (benefit), net	$0.1	$—	$0.1	$0.1	$0.2	$(0.1)

We are subject to income taxes in the Netherlands and the U.S. Our current and deferred tax provision represents taxable income attributed to our U.S. operations as a consequence of allocating income to that jurisdiction. No current or deferred provision for income taxes has been made for income taxes in the Netherlands due to losses for tax purposes. Further, given a history of losses in the Netherlands, no deferred tax assets in excess of deferred tax liabilities are recognized as we believe it is not more likely than not that they will be recovered.

Net Loss

Net loss for the three and six months ended June 30, 2021 was $27.4 million and $37.5 million compared to net loss for the three and six months ended June 30, 2020 of $18.0 million and $34.5 million. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2021, we had $352.8 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

On January 18, 2021, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”). Eli Lilly paid an upfront, non-refundable payment of $40 million, for the rights granted under the Collaboration Agreement within 30 days following the Effective Date. Eli Lilly will fund the research and development activities to be conducted by the Company for each program under an agreed research plan and budget. With respect to each product arising from each program, the Company is eligible to receive up to $290 million in future contingent development and regulatory milestones and up to $250 million in commercial sales milestones, for a total of up to approximately $1.6 billion for a single product generated from all three programs. The Company is further eligible to receive, on a product-by-product and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, on January 18, 2021, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to the Company of approximately $20 million. Eli Lilly agreed not to transfer, sell, or otherwise dispose of the Shares for a period of time following the Closing Date, subject to certain customary exceptions.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021 will fund the Company’s operations into the second half of 2024, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain and in light of the uncertainties associated with the magnitude and duration of the COVID-19 pandemic. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2021	2020	Change
	(In millions)
Net cash used in operating activities	$(5.0)	$(43.9)	$38.9
Net cash provided by (used in) investing activities	3.1	(1.3)	4.4
Net cash provided by financing activities	152.3	0.7	151.6

Net cash used in operating activities during the six months ended June 30, 2021 decreased by $38.9 million as compared to the six months ended June 30, 2020, primarily due to operating cash receipts related to revenue arrangements principally from the receipt of payments received from Lilly of which $43.5 million relates to deferred revenue, partially offset by operating expenses during the period.

Net cash provided by investing activities during the six months ended June 30, 2021 principally reflects maturities of marketable securities of $28.2 million partially offset by $24.9 million of purchases of marketable securities. Net cash used in investing activities during the six months ended June 30, 2020 principally reflects $28.9 million of purchases of marketable securities, offset by maturities of marketable securities of $28.2 million.

Net cash provided by financing activities during the six months ended June 30, 2021 increased primarily due to proceeds received from the issuance of common stock of $129.6 million, proceeds from the stock issuance to Lilly of $16.5 million, and an increase in stock option exercise proceeds of $5.8 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 6, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

From time to time, we may be involved in various legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which are deemed to be material.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $37.5 million, and $34.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $437.7 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte and Eli Lilly. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. We are in the early stages of development of our antibody candidates, and we have not completed development of any Biclonics® or any other drugs or biologics.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our antibody candidates, discovering and developing additional antibody candidates, obtaining regulatory approval for any antibody candidates that successfully complete clinical trials, establishing manufacturing and marketing capabilities and ultimately selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operations into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the phase 1 clinical trials of MCLA-158, MCLA-145 and the phase 1/2 clinical trial of MCLA-129;
•	the success of our collaboration with Incyte to develop monospecific and bispecific antibodies candidates, including our ongoing Phase 1 clinical trial for MCLA-145;
•	the cost of manufacturing clinical supplies of our bispecific antibody candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other antibody candidates;
•	the costs, timing and outcome of regulatory review of any of our antibody candidates;
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

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the antibody candidates we are developing. Through collaborations or license agreements, we may develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our antibody candidates, if approved. Companion diagnostics are subject to regulation by the FDA, and comparable foreign regulatory authorities as medical devices and typically require separate regulatory approval (or clearance, or certification) prior to commercialization. If needed, we intend to develop companion diagnostics in collaboration with or via license agreements with third parties and are potentially dependent on the scientific insights and sustained cooperation and effort of any third-party collaborators in developing and obtaining approval (or clearance, or certification) for companion diagnostics. We and our future collaborators may encounter difficulties in developing and obtaining approval for any companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure by us or our future collaborators to develop or obtain regulatory approval (or clearance, or certification) of companion diagnostics could delay or prevent approval of our antibody candidates. In addition, our potential collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our antibody candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative companion diagnostic test for use in connection with the development and commercialization of our antibody candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our antibody candidates.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, MCLA-158, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® technology platform, generating our Triclonics® technology platform, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical trial or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU—UK Trade and Cooperation Agreement (“TCA”), which became binding on both the EU and the United Kingdom on January 1, 2021, and was entered into force on May 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. Significant political and economic uncertainty remains about how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands are restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. are restricted in the manner of travel to the Netherlands under current guidelines. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we have recommended our employees in the Netherlands and employees of our subsidiary Merus US, Inc., in the U.S. work from home when possible.  For those employees working at our offices and laboratory in Utrecht, they are required to maintain social distancing and follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte, Eli Lilly and Simcere, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our antibody candidates, including zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry manufacturing and controls, or pre-clinical development activities due to the current restrictions on travel and work globally, which may force us to reduce related workflows until such work and travel restrictions are lifted. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158, MCLA-145, and MCLA-129. Over the past year and to date, we have observed a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic, particularly due to sites in countries that have been closed to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•

interruption or delays in our collaborations, including with Incyte, Eli Lilly, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs and potential IND-enabling studies;

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

To date, we have not completed any clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, MCLA-158, MCLA-145, and MCLA-129 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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
•

safety or tolerability concerns could cause us or our collaborators or regulatory authorities, as applicable, to pause, suspend or terminate a trial if we or our collaborators or regulatory authorities, find that the participants are being exposed to unacceptable health risks or during evaluation of safety signals;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is paused, suspended or terminated by us, by the IRBs or Ethics Committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the Competent Authorities of the European Economic Area (EEA) Member States (the 27 EU Member States plus Iceland, Liechtenstein, Norway and the UK) or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA Competent Authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

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

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. Further, as a result of the COVID-19 or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. In addition, we may decide to report interim or preliminary analyses of only certain endpoints (e.g., primary subject to investigator review) rather than all endpoints (e.g., including secondary subject to central review). As a result, top-line data should be viewed with caution until the final data are available.

Furthermore, the information we choose to publicly disclose regarding a particular study or clinical trial is based on more extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to disclose. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular antibody candidate or our business. Others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of particular programs, the approvability or commercialization of the particular antibody candidates, and our business in general. As a result, interim, preliminary or top-line data and analyses should be viewed with caution. Adverse differences between preliminary, top-line or interim data and final data or changes in what is material information regarding the results from a particular study or clinical trial could significantly harm our clinical development and business prospects and cause volatility in the price of our common shares. If the interim, top-line, or preliminary data that we report differ from actual or final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. To date, patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment, including infusion-related reactions, diarrhea, vomiting, fatigue, skin rash, sore mouth and shortness of breath. A further safety update was provided for zenocutuzumab on June 4, 2021, at the American Society of Clinical Oncology, or ASCO, 2021 Annual Meeting, with a safety cut-off date of January 12, 2021. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody MCLA-158 in patients with solid tumors. To date, patients treated with MCLA-158 have experienced adverse reactions that may be related to the treatment, most commonly infusion-related reactions and skin rash associated with mAb EGFR inhibitors. A further safety update was provided for MCLA-158 on January 15, 2021, at ASCO GI, with a safety data cutoff of September 7, 2020, where safety events were reported for patients treated with MCLA-158 as a single agent across 11 dose levels (5 to 1500mg). In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 developed in collaboration with Incyte. To date, patients treated with MCLA-145 have experienced adverse events irrespective of causality including diarrhea, blood alkaline phosphatase increase, anemia, and hypoalbuminemia, lymphocyte count decrease, and white blood cell count decrease. Febrile neutropenia and elevated liver enzymes have been reported as serious adverse events.

Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials or enrollment could be paused, suspended or terminated and the FDA, the EMA, EEA Competent Authorities, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our antibody candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our antibody candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our and our collaborators’ clinical trial programs and research collaborations outside the U.S. may implicate international data protection laws, including, in Europe, the GDPR and local laws further implementing or supplementing the GDPR. The GDPR imposes more stringent operational requirements for processors and controllers of personal data including requirements for such companies to be able to ensure and be able to demonstrate compliance with the GDPR. If our or our collaborators’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a non-compliance can lead to compensation claims by affected individuals, negative publicity and a potential loss of business.

Further, following the withdrawal of the United Kingdom from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the GDPR as implemented in the United Kingdom, with each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the

United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

We are also subject to EU/national laws on personal data export, as we may transfer personal data from the EU/EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. In addition, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield). These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under standard contractual clauses will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Commission issued revised standard contractual clauses on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some remaining uncertainty around whether the revised clauses can and must be used for all types of cross-border data transfers to jurisdictions without an adequacy decision, particularly whether they can be relied on for data transfers to non-EEA entities, where processing is subject to the GDPR.  As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

If we fail to obtain orphan drug designation for our antibody candidates, or obtain or maintain orphan drug exclusivity for our products, or lose such designation for zenocutuzumab in the United States, our competitors may sell products to treat the same conditions and our revenue will be reduced.

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

The Lilly Collaboration Agreement may be terminated:

•	in its entirety or on a program-by-program basis by Eli Lilly for convenience;
•	on a product-by-product basis (but not in its entirety), by Merus if Lilly challenges the Merus’s patents for such product and
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

If our collaboration agreements with Simcere or Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with these agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration agreements with Simcere and Betta Pharma that permit us to supervise development efforts associated with our pre-clinical assets with respect to Simcere, or MCLA-129, with Betta Pharma, which have development and product rights in China, we cannot guarantee that these assets will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development. Ono is currently pursuing at least one antibody program generated by us through use of our proprietary Biclonics® platform in an area outside oncology. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in areas outside oncology or to engage in future license agreements to further expand the use of our platform and generate future revenue. Should any of these collaborations or license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our platform technologies, and antibody candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology.

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

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel, recruiting additional qualified personnel and managing transitions among these personnel, such as the 2020 resignation of our former Chief Medical Officer, hiring of our new Chief Medical Officer and resignation of our former Chief Scientific Officer occurring in 2020.

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and retain our senior management and other key personnel. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe, M.D., was appointed as Senior Vice President and Chief Medical Officer, effective July 27, 2020. Further, in April 2020, Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. In May 2021, we appointed Dr. Cecile Geuijen as Senior Vice President and Chief Scientific Officer with an effective date of May 3, 2021. These changes in our senior management were disruptive to our business, and if we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate the new Chief Scientific Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected.

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

As of May 1, 2021 a statutory cooling-off period of up to 250 days has been introduced in the Netherlands. When such cooling-off period is invoked, our general meeting of shareholders cannot dismiss, suspend or appoint members of the board of directors (or amend the provisions in our articles of association dealing with those matters) unless those matters would be proposed by the board of directors. This cooling-off period could be invoked by the board of directors in case:

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

Our articles of association include a U.S. federal forum selection clause designating federal courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our articles of association provide that, unless we consent in writing to an alternative forum, the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act, to the fullest extent permitted by applicable law, shall be the federal district courts of the United States of America (the “Federal Forum Provision”). The Federal Forum Provision in our articles of association may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the forum selection clause may limit our shareholders’ ability to bring a claim in a forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court were “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

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

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.2	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.3.4	English language translation of the Lease dated June 3, 2021, by and between the Registrant and Stichting Incubator Utrecht					*
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

Dated: August 5, 2021

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer