Form 10-Q
period 2021-09-30
Merus N.V.
filed 2021-11-02
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 38,807,463 common shares, nominal value €0.09 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties, assumptions and other important factors, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q.

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

•

We depend on enrollment of patients in our clinical trials for our antibody candidates, including patients having NRG1 fusion tumors, which are rare, tumorigenic genomic events. If we are unable to enroll patients in our clinical trials or do so in a timely manner, including those patients having these rare tumorigenic events, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

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

•

Our success depends on our ability to protect our intellectual property and our proprietary technologies. If we are unable to adequately protect our intellectual property and our proprietary technologies, or obtain and maintain issued patents which are sufficient to protect our product candidates and technologies, others could compete against us more directly, which would negatively impact our business.

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

•	Risks related to our ceasing to qualify as an emerging growth company and a smaller reporting company after December 31, 2021.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$159,121	$163,082
Marketable securities	150,617	44,673
Accounts receivable	1,642	46
Accounts receivable (related party)	1,595	1,623
Prepaid expenses and other current assets	6,747	8,569
Total current assets	319,722	217,993
Marketable securities	23,489	—
Property and equipment, net	3,450	4,115
Operating lease right-of-use assets	4,143	3,907
Intangible assets, net	2,471	2,843
Deferred tax assets	219	410
Other assets	2,433	1,949
Total assets	$355,927	$231,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,401	$3,126
Accrued expenses and other liabilities	27,526	21,803
Income taxes payable	—	206
Current portion of lease obligation	1,506	1,432
Current portion of deferred revenue	18,649	625
Current portion of deferred revenue (related party)	18,451	19,554
Total current liabilities	71,533	46,746
Lease obligation	2,647	2,521
Deferred revenue, net of current portion	14,810	237
Deferred revenue, net of current portion (related party)	61,168	79,450
Total liabilities	150,158	128,954
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 and 45,000,000 shares authorized as at September 30, 2021 and December 31, 2020, respectively; 38,605,096 and 31,602,953 shares issued and outstanding as at September 30, 2021 and December 31, 2020, respectively	$3,976	$3,211
Additional paid-in capital	656,536	490,093
Accumulated other comprehensive income	(2,236)	9,071
Accumulated deficit	(452,507)	(400,112)
Total stockholders’ equity	205,769	102,263
Total liabilities and stockholders’ equity	$355,927	$231,217

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$5,919	$695	$12,636	$1,207
Collaboration revenue (related party)	7,750	7,875	21,762	19,720
Total revenue	13,669	8,570	34,398	20,927
Operating expenses:
Research and development	26,018	17,538	71,436	48,234
General and administrative	10,171	9,136	30,073	26,061
Total operating expenses	36,189	26,674	101,509	74,295
Operating loss	(22,520)	(18,104)	(67,111)	(53,368)
Other (loss) income, net:
Interest (expense) income, net	(25)	(12)	(158)	367
Foreign exchange (losses) gains, net	7,756	(4,782)	15,434	(4,243)
Other losses, net	(75)	—	(460)	—
Total other (loss) income, net	7,656	(4,794)	14,816	(3,876)

Net loss before income taxes	(14,864)	(22,898)	(52,295)	(57,244)
Income tax (benefit) expense	(11)	177	100	305
Net loss	$(14,853)	$(23,075)	$(52,395)	$(57,549)
Other comprehensive income (loss):
Currency translation adjustment	(5,391)	4,414	(11,307)	3,508
Comprehensive loss	$(20,244)	$(18,661)	$(63,702)	$(54,041)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.39)	$(0.64)	$(1.39)	$(1.86)
Weighted-average common shares outstanding: Basic and diluted	38,513	29,061	37,708	29,014

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,395)	$(57,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	946	830
Amortization of intangible assets	219	206
Foreign exchange (gain) loss	(14,181)	3,828
Loss on disposal of property and equipment	—	17
Stock-based compensation expense	12,290	6,327
Amortization of premium (discount) on investments	139	(30)
Deferred tax expense (benefit)	190	(2)
Changes in operating assets and liabilities:
Accounts receivable	(1,718)	634
Operating lease right-of-use assets and lease obligations	(32)	2
Prepaid expenses and other current assets	(2,477)	(2,935)
Accounts payable	2,567	1,587
Accrued expenses and other liabilities	6,931	5,707
Deferred revenue	19,492	(14,187)
Net cash used in operating activities	$(28,029)	$(55,565)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(204,456)	$(49,359)
Proceeds from maturities of marketable securities	74,129	42,831
Purchases of property and equipment	(537)	(858)
Net cash used in investing activities	$(130,864)	$(7,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	$—	$(164)
Proceeds from issuance of common stock, net	129,398	—
Proceeds from issuance of common stock - Lilly	16,477	—
Proceeds from stock options exercised	9,041	915
Repurchase of restricted stock units	(285)	—
Short-swing profit disgorgement	282	—
Net cash provided by financing activities	$154,913	$751
Foreign exchange impact on cash, cash equivalents and restricted cash	19	3,767
Net decrease in cash, cash equivalents and restricted cash	(3,961)	(58,433)
Cash, cash equivalents, and restricted cash, beginning of period	163,283	197,813
Cash, cash equivalents, and restricted cash, end of period	$159,322	$139,380
SUPPLEMENTAL DISCLOSURES:
Non-cash right-of-use assets acquired from operating lease obligations	$1,662	$—
Income taxes paid	$621	$235
Non-cash purchases of property, equipment and intangibles	$—	$5
Non-cash issuance of stock options	$573	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$159,121	$139,179
Restricted cash included in non-current other assets	201	201
	$159,322	$139,380

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2020	28,882,217	$2,918	$441,395	$(314,599)	$1,586	$131,300
Exercise of stock options and vesting of restricted stock units	127,205	13	589	—	—	602
Stock-based compensation	—	—	2,291	—	—	2,291
Currency translation adjustment	—	—	—	—	(3,107)	(3,107)
Net loss	—	—	—	(16,500)	—	(16,500)
Balance at March 31, 2020	29,009,422	2,931	444,275	(331,099)	(1,521)	114,586
Exercise of stock options and vesting of restricted stock units	37,922	4	287	—	—	291
Stock-based compensation	—	—	1,192	—	—	1,192
Currency translation adjustment	—	—	—	—	2,201	2,201
Net loss	—	—	—	(17,974)	—	(17,974)
Balance at June 30, 2020	29,047,344	2,935	445,754	(349,073)	680	100,296
Exercise of stock options and vesting of restricted stock units	27,192	3	19	—	—	22
Stock-based compensation	—	—	2,844	—	—	2,844
Currency translation adjustment	—	—	—	—	4,414	4,414
Net loss	—	—	—	(23,075)	—	(23,075)
Balance at September 30, 2020	29,074,536	$2,938	$448,617	$(372,148)	$5,094	$84,501

Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	3,940	643,183	(410,266)	(320)	236,537
Exercise of stock options and vesting of restricted stock units	172,939	19	1,885	—	—	1,904
Stock-based compensation	—	—	4,559	—	—	4,559
Currency translation adjustment	—	—	—	—	3,475	3,475
Net loss	—	—	—	(27,388)	—	(27,388)
Balance at June 30, 2021	38,444,580	$3,959	$649,627	$(437,654)	$3,155	$219,087
Exercise of stock options and vesting of restricted stock units	160,516	17	2,296	—	—	2,313
Short-swing profit disgorgement			282			282
Stock-based compensation	—	—	4,331	—	—	4,331
Currency translation adjustment	—	—	—	—	(5,391)	(5,391)
Net loss	—	—	—	(14,853)	—	(14,853)
Balance at September 30, 2021	38,605,096	$3,976	$656,536	$(452,507)	$(2,236)	$205,769

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

Since inception, the Company has generated an accumulated deficit of $452.5 million as of September 30, 2021. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $333.2 million as of September 30, 2021, will fund the Company’s operations into the second half of 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2021.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2021 and 2020 are referred to as the third quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2021, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2021	December 31, 2020
	(in thousands)
Money market funds	$29,890	$10,156
Corporate paper and notes	154,792	27,978
U.S. government agency securities	1,092	9,150
U.S. treasuries	25,222	15,043
Total	$210,996	$62,327

Fair value of debt securities	$210,944	$62,328

	September 30, 2021	December 31, 2020
	(in thousands)
Cash equivalents	$36,890	$17,654
Current marketable securities	150,617	44,673
Non-current marketable securities	23,489	—
Total	$210,996	$62,327

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Prepaid clinical and manufacturing costs	$2,762	$4,971
Prepaid general and administrative expenses	2,484	2,460
Interest receivable	362	80
Other	1,139	1,058
Total	$6,747	$8,569

Accrued expenses and other liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Accrued research and development expenses	$22,383	$15,372
Accrued general and administrative expenses	1,570	1,566
Accrued personnel costs	3,128	4,854
Other	445	11
Total	$27,526	$21,803

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
U.S. federal	$50	$126	$(62)	$164
U.S. state	19	131	(28)	143
Total current income tax (benefit) expense	$69	$257	$(90)	$307

U.S. federal	$(61)	$(56)	$146	$6
U.S. state	(19)	(24)	44	(8)
Total deferred income tax (benefit) expense	$(80)	$(80)	$190	$(2)

Total income tax (benefit) expense	$(11)	$177	$100	$305

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets, that are not supported by reversing temporary differences, will not be realized. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party filed a notice of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notice asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. On August 20, 2018, the Company timely responded to these submissions. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings to be scheduled May 2022. As this opposition proceeding continues, the Company cannot be certain that it will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2026.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$440	$411	$1,292	$1,203
Variable lease cost	100	93	323	282
Total lease cost included in operating expenses	$540	$504	$1,615	$1,485
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$433	$412	$1,296	$1,201

During the nine months ended September 30, 2021, the Company signed a lease amendment (the “Amendment”) for offices and lab spaces in Utrecht, Netherlands. The Amendment extended the lease term by approximately 1.5 years ending at the end of March 2023 and did not include additional right-of-use other than the extended lease term.

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

The objective of each program would be to develop a lead compound that Lilly would be able to continue to develop through clinical trials. Lilly agreed to fund the research activities the Company conducts for each program under an agreed research plan and budget. Lilly receives an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how to exploit certain compounds and products directed to designated targets in combination with targeting CD3, or directed to such designated target(s) alone as a monospecific antibody or monospecific antibody drug conjugate, subject to rights granted by Merus to third parties under one or more existing third party agreements. Merus retains all rights not granted to Eli Lilly. Lilly has certain rights to replace selected targets, including the right to substitute a target selection after initial selection for a period of time. The Company may be entitled to further milestones and royalties in the future dependent on development and commercialization of any resulting product.

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

At inception of the arrangement, the Company identified a single performance obligation comprised of a combined delivery of a license and related activities, including research activities associated with a product candidate against the first target and the activities of the joint steering committee. The Company also identified two other combined performance obligations relating to options exercisable by Lilly to select a second and third target to advance a second and third product candidate against the selected targets through discovery and research.

The transaction price at inception was comprised of fixed consideration of $43.5 million that was derived from the $40.0 million upfront payment and $20.0 million share purchase proceeds, net of the fair value of shares of the shares delivered to Lilly of $16.5 million, and variable consideration associated with the funding of research services for the product candidate against the first target at inception. All other consideration under the arrangement was determined to be variable consideration and fully constrained at inception.

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

As of September 30, 2021 no milestones have been achieved.

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

At September 30, 2021, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. During the three months ended September 30, 2021, the Company received a $1.0 million payment for achieving a development milestone.

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

To date, the Company has achieved three milestones under this agreement and has received an aggregate of $1.8 million in milestone payments. Research and development activities are on-going as of September 30, 2021.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2021	$—	$—	$46	$46
Billings	6,419	61,112	809	61,921
Cash receipts	(6,419)	(61,107)	(308)	(61,415)
Adjustments	—	—	—	—
Foreign exchange	—	(5)	(6)	(11)
Balance at September 30, 2021	—	—	541	541

Unbilled receivables
Balance at January 1, 2021	$1,623	$—	$—	$—
Accrued receivables	6,501	2,112	960	3,072
Billings	(6,418)	(1,112)	(809)	(1,921)
Adjustments	—	—	—	—
Foreign exchange	(111)	(40)	(10)	(50)
Balance at September 30, 2021	1,595	960	141	1,101

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2021	$99,004	$—	$862	$862
Allocation of contract consideration	—	43,523	—	43,523
Revenue recognized in the period	(14,260)	(8,911)	(501)	(9,412)
Foreign exchange	(5,125)	(1,483)	(31)	(1,514)
Balance at September 30, 2021	79,619	33,129	330	33,459
Less: current portion	(18,451)	(18,319)	(330)	(18,649)
Non-current balance at September 30, 2021	61,168	14,810	—	14,810

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended September 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,745	$4,000	$150	$4,150
Reimbursement revenue	2,005	983	286	1,269
Milestones	1,000	—	500	500
Total collaboration revenue	$7,750	$4,983	$936	$5,919
Operating expenses:
Research and development expense	$362	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$362	$—	$151	$151
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,745	$4,000	$149	$4,149

	Three Months Ended September 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,683	$—	$204	$204
Reimbursement revenue	3,192	—	—	—
Milestones	—	—	491	491
Total collaboration revenue	$7,875	$—	$695	$695
Operating expenses:
Research and development expense	$666	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$666	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,683	$—	$207	$207

	Nine Months Ended September 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$14,270	$8,912	$500	$9,412
Reimbursement revenue	6,492	2,115	609	2,724
Milestones	1,000	—	500	500
Total collaboration revenue	$21,762	$11,027	$1,609	$12,636
Operating expenses:
Research and development expense	$1,010	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,010	$—	$151	$151
Revenue recognized that was included in deferred revenue at the beginning of the period	$14,270	$—	$499	$499

	Nine Months Ended September 30, 2020
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$13,414	$—	$687	$687
Reimbursement revenue	6,306	—	(12)	(12)
Milestones	—	—	532	532
Total collaboration revenue	$19,720	$—	$1,207	$1,207
Operating expenses:
Research and development expense	$1,618	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,618	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$13,414	$—	$730	$730

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$1,619	$915	$5,106	$1,677
General and administrative	2,712	1,929	7,184	4,650
Total	$4,331	$2,844	$12,290	$6,327

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $17.27 per option for the 1,389,310 options granted during the nine months ended September 30, 2021. The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2021.

Volatility	86.6%
Risk-free interest rate	0.6%
Expected holding period (in years)	6.1
Dividend yield	-

In addition, the Company granted 24,976 RSUs during the nine months ended September 30, 2021 with a weighted average grant date fair value of $23.40 per unit.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. During the three months ended September 30, 2021, the Company and Mr. Throsby entered into the Second Amendment to the Settlement Agreement, extending Mr. Throsby’s consulting services period to November 30, 2021. The Second Amendment extends the post-termination expiration period of his outstanding options to February 28, 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument.  The Company recognized a $0.5 million net loss associated with the derivative instrument included as other losses, net in the statement of operations for the nine months ended September 30, 2021

10. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement with amounts related to transactions under the arrangement disclosed in Note 8 and the arrangement described in the Company’s annual consolidated financial statements for the year ended December 31, 2020. Incyte is a shareholder with holdings representing approximately 9.2% of the outstanding shares of the Company as of September 30, 2021, and 10.1% as of December 31, 2020.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128, or zenocutuzumab, for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 or petosemtamab, for the potential treatment of solid tumors; MCLA-145, developed in collaboration with Incyte Corporation, for the potential treatment of solid tumors, and MCLA-129 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® technology platform and Triclonics® technology platform to identify additional multi-specific antibody candidates and advance them to clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $333.2 million as of September 30, 2021 will be sufficient to fund our operations into the second half of 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

Phase 2 part of the phase 1/2 trial continues: update planned for 1H 2022

In the third quarter of 2021, we met with the FDA in an end-of-phase Type B meeting to discuss interim results from the ongoing phase 1/2 eNRGy trial and Early Access Program (EAP) in NRG1 fusion (NRG1+) cancers, and to discuss the development plan for Zeno. Merus and the FDA officials discussed the available Zeno monotherapy data and a potential data package to support a biologics license application (BLA) submission.

o

Merus designed the phase 1/2 eNRGY trial to support potential registration in either a tumor-specific or a tumor agnostic NRG1+ indication(s).  Based on the feedback received from the FDA, we believe that the trial design and planned enrollment will be appropriate to potentially support a BLA submission seeking a tumor agnostic indication for Zeno in patients with previously treated NRG1+ cancers.  We also believe that, if the rate of enrollment and efficacy remains consistent, a sufficient number of patients will be enrolled in the eNRGy trial and EAP, and will have accrued sufficient follow up by mid-2022, that could provide a potential registrational data set.

As of September 1, 2021, more than 80 patients with NRG1+ cancers have been treated with Zeno monotherapy in the eNRGy trial and EAP.

We plan to provide a further clinical program update in the first half of 2022.

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. Food and Drug Administration for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

Also in the third quarter of 2021, we presented preclinical data on Zeno at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. The bispecific HER2/HER3 antibody Zeno blocked cell growth 100 fold more potently than the bivalent HER3 antibody derived from Zeno, in an NRG1 driven growth assay, and potently blocked NRG1-fusion mediated downstream signaling and growth in vitro and in vivo models. Zeno induced both antibody-dependent cellular cytotoxicity (ADCC) and antibody-dependent cellular phagocytosis (ADCP) mediated killing of cancer cells in a dose-dependent manner.

MCLA-158 (petosemtamab: Lgr5 x EGFR Biclonics®): Solid Tumors

Phase 1 trial continues: dose expansion cohorts ongoing: update planned for 2022

The phase 1 open label, multicenter clinical trial of MCLA-158 is ongoing in the dose expansion phase. Enrollment of patients continues.

We shared early interim clinical data of our MCLA-158 program in patients with advanced HNSCC at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. Among 10 patients with previously treated advanced head and neck squamous cell carcinoma (HNSCC), as of the August 9, 2021 safety and efficacy data cutoff, the median age was 65 and the median number of prior lines of therapy was two.  Seven patients were evaluable for an interim efficacy analysis by investigator assessment (three patients were enrolled <8 weeks from the cutoff date).  Three of seven patients achieved a best response of partial response, with one achieving complete response after the data cutoff date. Tumor reduction was observed in the target lesions for all seven patients. The safety results presented for MCLA-158 were based on 29 patients with advanced solid tumors who were treated at 1500 mg every two weeks across the phase 1 trial.  The most frequent adverse events (AEs) were infusion related reactions with 72% any grade and 7% grade 3 or greater. Mild to moderate skin toxicity (3% grade ≥3) was also observed.

We plan to provide an update at a medical conference in the in 2022.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial continues: update planned for ESMO Immuno-Oncology Congress 2021

The phase 1, open-label, single-agent clinical trial of MCLA-145 is ongoing and consists of a dose escalation phase, to be followed by a planned dose expansion phase. MCLA-145 is the first drug candidate co-developed under our global collaboration and license agreement with Incyte Corporation, which permits the development and commercialization of up to 11 bispecific and monospecific antibodies from the Merus Biclonics® platform.  We retain full rights to develop and commercialize MCLA-145, if approved, in the United States; and Incyte holds full rights to develop and commercialize MCLA-145 outside the United States. We plan to provide an update in the fourth quarter of 2021 at the ESMO Immuno-Oncology Congress.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial ongoing in patients with solid tumors.

The phase 1/2, open-label, single-agent clinical trial of MCLA-129 is ongoing and consists of a dose escalation phase, to be followed by planned expansion cohorts evaluating MCLA-129 for the treatment of patients with advanced non-small cell lung cancer (NSCLC) and other solid tumors. MCLA-129 is a Biclonics®, which binds to EGFR and c-MET and is being investigated for the treatment of solid tumors. EGFR is an important oncogenic driver in many cancers, and upregulation of c-MET signaling has been associated with resistance to EGFR inhibition. We plan to provide an update after the recommended phase 2 dose has been reached.

MCLA-129 is subject to a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta), which permits Betta to exclusively develop MCLA-129 in China, while we retain full ex-China rights.

In October 2021, Betta announced that the first patient was dosed in Betta’s sponsored phase 1/2 trial of MCLA-129 in China in patients with advanced solid tumors.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. We continued to observe a moderate to high impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the quarter ended September 30, 2021, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing of our antibody candidates, including those associated with our collaborations with Incyte, Lilly, Betta and Simcere, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may cause delays or otherwise have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we require our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the Center for Disease Control and Prevention (CDC), federal, state and local regulations for the U.S. and Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM) for the Netherlands.  While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the offices will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Incyte	$7.8	$7.9	$(0.1)	$21.8	$19.7	$2.1
Lilly	5.0	—	5.0	11.0	—	11.0
Other	0.9	0.7	0.2	1.6	1.2	0.4
Total revenue	13.7	8.6	5.1	34.4	20.9	13.5

Collaboration revenue for the three months ended September 30, 2021 increased by $5.1 million as compared to the three months ended September 30, 2020, substantially as a result of an increase from a Lilly upfront payment amortization and reimbursement revenues that commenced in the first quarter of 2021. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the nine months ended September 30, 2021 increased by $13.5 million as compared to the nine months ended September 30, 2020, primarily as a result of an increase from a Lilly upfront payment amortization and reimbursement revenues of $11.0 million that commenced in the first quarter of 2021, and $1.0 million of milestone revenue related to Incyte reflecting activities in the period. The change in exchange rates did not significantly impact collaboration revenue.

As of September 30, 2021, we had total deferred revenue of $113.1 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next five and three years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Research and development	$26.0	$17.5	$8.5	$71.4	$48.2	$23.2
General and administrative	10.2	9.1	1.1	30.1	26.1	4.0
Total operating expenses	$36.2	$26.6	$9.6	$101.5	$74.3	$27.2

Research and development expense for the three months ended September 30, 2021 increased by $8.5 million as compared to the three months ended September 30, 2020, primarily as a result of an increase in clinical and manufacturing costs related to our programs and stock-based compensation.

Research and development expense for the nine months ended September 30, 2021 increased by $23.2 million as compared to the nine months ended September 30, 2020, primarily as a result of an increase in clinical and manufacturing costs related to our programs and stock-based compensation.

General and administrative expense for the three months ended September 30, 2021 increased by $1.1 million as compared to the three months ended September 30, 2020, primarily as a result of an increase in stock-based compensation and other personnel related expenses, partially offset by decreases in legal and depreciation expenses.

General and administrative expense for the nine months ended September 30, 2021 increased by $4.0 million as compared to the nine months ended September 30, 2020, primarily as a result of an increase in stock-based compensation and other personnel related expenses as well as facilities and professional fees, partially offset by decreases in legal and IP related costs and depreciation expenses.

Other (Loss) Income, Net

The following is a comparison of other (loss) income, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Interest (expense) income, net	$—	$—	$—	$(0.1)	$0.4	$(0.5)
Foreign exchange (losses) gains, net	7.8	(4.8)	12.6	15.4	(4.2)	19.6
Other losses, net	(0.1)	—	(0.1)	(0.5)	—	(0.5)
Total other (loss) income, net	$7.7	$(4.8)	$12.5	$14.8	$(3.8)	$18.6

Other (loss) income, net consists of interest earned and fees paid on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange (losses) gains on our foreign denominated cash, cash equivalents and marketable securities. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Current	$0.1	$0.3	$(0.2)	$(0.1)	$0.3	$(0.4)
Deferred	(0.1)	(0.1)	—	0.2	—	0.2
Total tax expense (benefit), net	$—	$0.2	$(0.2)	$0.1	$0.3	$(0.2)

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

Net Loss

Net loss for the three and nine months ended September 30, 2021 was $14.9 million and $52.4 million, respectively, compared to net loss for the three and nine months ended September 30, 2020 of $23.1 million and $57.5 million, respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other (loss) income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2021, we had $333.2 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

On January 18, 2021, the Company entered into a Collaboration and License Agreement (the “Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (“Eli Lilly”). In February 2021, Eli Lilly paid an upfront, non-refundable payment of $40 million, for the rights granted under the Collaboration Agreement. Eli Lilly will fund the research and development activities to be conducted by the Company for each program under an agreed research plan and budget. With respect to each product arising from each program, the Company is eligible to receive up to $290 million in future contingent development and regulatory milestones and up to $250 million in commercial sales milestones, for a total of up to approximately $1.6 billion for a single product generated from all three programs. The Company is further eligible to receive, on a product-by-product and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, on January 18, 2021, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to the Company of approximately $20 million. Eli Lilly agreed not to transfer, sell, or otherwise dispose of the shares for a period of time following the closing date, subject to certain customary exceptions.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021 will fund the Company’s operations into the second half of 2024, without giving effect to any potential milestone payments we may receive under our collaboration and license agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain and in light of the uncertainties associated with the magnitude and duration of the COVID-19 pandemic. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2021	2020	Change
	(In millions)
Net cash used in operating activities	$(28.0)	$(55.6)	$27.6
Net cash used in investing activities	(130.9)	(7.4)	(123.5)
Net cash provided by financing activities	154.9	0.8	154.1

Net cash used in operating activities during the nine months ended September 30, 2021 decreased by $27.6 million as compared to the nine months ended September 30, 2020, primarily due to operating cash receipts related to revenue arrangements principally from the receipt of payments received from Eli Lilly of which $43.5 million relates to deferred revenue, partially offset by operating expenses during the period.

Net cash used in investing activities during the nine months ended September 30, 2021 principally reflects $204.5 million of purchases of marketable securities partially offset by maturities of marketable securities of $74.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2021 increased primarily due to proceeds received from the issuance of common stock of $129.6 million, proceeds from the stock issuance to Eli Lilly of $16.5 million, and an increase in stock option exercise proceeds of $8.1 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $52.4 million, and $57.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $452.5 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses for the foreseeable future as we continue our research and development efforts and seek to obtain regulatory approval and commercialization of our antibody candidates. We anticipate that our expenses will increase substantially as we:

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operations into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the antibody candidates we are developing. Through collaborations or license agreements, companion diagnostics may help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our antibody candidates, if approved. Companion diagnostics are subject to regulation by the FDA, and comparable foreign regulatory authorities as medical devices and typically require separate regulatory approval (or clearance, or certification) prior to commercialization. The development of companion diagnostics in collaboration with or via license agreements with third parties, may make us potentially dependent on the scientific insights and sustained cooperation and effort of any third-party collaborators in developing and obtaining approval (or clearance, or certification) for companion diagnostics. Difficulties in developing and obtaining approval for any companion diagnostics may be encountered, including as it concerns issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure to develop or obtain regulatory approval (or clearance, or certification) of companion diagnostics could delay or prevent approval of our antibody candidates. In addition, production difficulties may be encountered that could constrain the supply of the companion diagnostics, and difficulties may arise in gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our antibody candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative companion diagnostic test for use in connection with the development and commercialization of our antibody candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our antibody candidates.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the EU on January 31, 2020 and entered into a transition period. On December 24, 2020, the United Kingdom and the EU announced that they had agreed to the terms of their future trading relationship in the EU—UK Trade and Cooperation Agreement (“TCA”), which became binding on both the EU and the United Kingdom on January 1, 2021, and was entered into force on May 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the United Kingdom and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, and it can be expected that there may be divergent local requirements in the UK from the EU in the future, which may impact our clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions and data for activity in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (CTIS), adding further complexity, cost and potential risk to our future clinical and development activity in the UK.  Significant political and economic uncertainty remains about how much the relationship between the United Kingdom and EU will differ as a result of the United Kingdom’s withdrawal.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work from home pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands have been and may in the future be restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees located in the U.S. have been and may in the future be restricted in the manner of travel to the Netherlands. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht imposing requirements consistent with government guidance. Further, we have recommended our employees in the Netherlands and employees of our subsidiary Merus US, Inc., in the U.S. work from home when possible.  For those employees working at our offices and laboratory in Utrecht, they are required to follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

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
•

interruption or delays in our collaborations, including with Incyte, Eli Lilly, Betta Pharma, Simcere, and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs and potential IND-enabling studies or those of our collaborators and licensees, from which we may receive milestones or royalties;

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

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or early-to-mid-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, MCLA-158, MCLA-129 or MCLA-145, which we are developing with Incyte, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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
•

investigator-sponsored studies of our product candidates, including expanded or early access protocols, may identify safety or efficacy concerns associated with our antibody candidates, or otherwise negatively affect patient enrollment in our ongoing and planned clinical trials;

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

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. Further, as a result of the COVID-19 pandemic or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. In addition, we may decide to report interim or preliminary analyses of only certain endpoints (e.g., primary subject to investigator review) rather than all endpoints (e.g., including secondary subject to central review). As a result, top-line data should be viewed with caution until the final data are available.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United

States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment, including infusion-related reactions, diarrhea, vomiting, fatigue, skin rash, sore mouth and shortness of breath. A further safety update was provided for zenocutuzumab on June 4, 2021, at the American Society of Clinical Oncology, or ASCO, 2021 Annual Meeting, with a safety cut-off date of January 12, 2021. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody MCLA-158 in patients with solid tumors. Patients treated with MCLA-158 have experienced adverse reactions that may be related to the treatment, most commonly infusion-related reactions and skin rash associated with mAb EGFR inhibitors. A safety update was provided for MCLA-158 on January 15, 2021, at ASCO GI, with a safety data cutoff of September 7, 2020, where safety events were reported for patients treated with MCLA-158 as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a cutoff date of August 9, 2021 based on 29 patients with solid tumors treated at 1500mg every two weeks, with most common adverse events being infusion-related reactions. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 developed in collaboration with Incyte. Patients treated with MCLA-145 have experienced adverse events irrespective of causality including diarrhea, blood alkaline phosphatase increase, anemia, and hypoalbuminemia, lymphocyte count decrease, and white blood cell count decrease. Febrile neutropenia and elevated liver enzymes have been reported as serious adverse events.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants.  In the Phase 1 clinical trial of MCLA-158, we plan to enroll approximately 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll approximately 118 adult patients with solid tumors. In the Phase 1/2 clinical trial of MCLA-129, we plan to enroll approximately 150 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

Our operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the importation, storage, controlled use, handling, release and disposal of, and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, animal byproducts, genetically modified organisms, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, or fail to obtain or maintain relevant permits, we could be subject to fines or other sanctions.

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

If the FDA or a comparable regulatory authority requires approval (or clearance, or certification) of a companion diagnostic for any of our antibody candidates, whether before or after such candidate obtains marketing approval, difficulties may be encountered in developing and obtaining approval for such antibody candidate. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval (or clearance, or certification) of a companion diagnostic could delay or prevent approval or continued marketing of such antibody candidate.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746 or “IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA Member States, regulations are directly applicable, i.e., without the need for adoption of EEA Member States laws implementing them, in all EEA Member States and are intended to eliminate current differences in the regulation of medical devices among EEA Member States. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022 and on October 14, 2021, the European Commission adopted a proposal recommending the postponement of the application of some of the provisions of the IVDR.

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

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the EMA for zenocutuzumab or additional orphan drug designations for zenocutuzumab, and we may seek such designation from the FDA and EMA for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab for treatment of patients with pancreatic cancer and may obtain addition designations for zenucutuzumab, or orphan designations for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or the EMA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

We currently have no marketing, sales and distribution capabilities because all of our antibody candidates are still in clinical or pre-clinical development. If any of our antibody candidates are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our antibody candidates, or to outsource this function to a third party. Either of these options would be expensive and time consuming. These costs may be incurred in advance of any approval of our antibody candidates. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure, delay or inadequacy in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any approved products.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our pre-clinical studies and clinical trials and to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our antibody candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities, who may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with the antibody candidate produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If our collaboration agreements with Simcere or Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with these agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration agreements with Simcere and Betta Pharma that permit us to supervise development efforts associated with our pre-clinical assets with respect to Simcere, or MCLA-129, with Betta Pharma, which have development and product rights in China, we cannot guarantee that these assets will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development. Ono is currently pursuing at least one antibody program generated by us through use of our proprietary Biclonics® platform. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should any of these collaborations or license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

If we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our recently developed Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly, Simcere and Betta, under which we have licensed the certain development and commercialization rights of certain of our monospecific or bispecific antibody candidates.

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

We currently rely on third-party suppliers and other third parties for production of our antibody candidates and our dependence on these third parties may impair the advancement of our research and development programs and the development of our antibody candidates. Moreover, we intend to rely on third parties to produce commercial supplies of any approved antibody candidate and our commercialization of any of our antibody candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA or comparable foreign regulatory authorities following inspection of their facilities and procedures to manufacture our antibody candidates and products, fail to provide us with sufficient quantities of antibody product or fail to do so at acceptable timing, quality levels or prices or fail to otherwise complete their duties in compliance with their obligations to us or other parties.

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

Growth in the costs and expenses of components or raw materials or scarcity that may arise as a result of the COVID-19 pandemic may also adversely influence our business, financial condition and results of operations. Supply sources could be interrupted from time to time and, if interrupted, there is no guarantee that supplies could be resumed (whether in part or in whole) within a reasonable timeframe and at an acceptable cost or at all.

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

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology in the relevant jurisdiction.

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

To protect our competitive position, we may from time to time need to resort to litigation to enforce or defend any patents or other intellectual property rights owned by or licensed to us, or to determine or challenge the scope or validity of patents or other intellectual property rights of third parties. As enforcement of intellectual property rights is difficult, unpredictable and expensive, we may fail in enforcing our rights—in which case our competitors may be permitted to use our technology without being enjoined, required to pay us any license fees, or compensate us for lost profits or reasonable royalty. In addition, litigation involving our patents carries the risk that one or more of our patents will be held invalid (in whole or in part, on a claim-by-claim basis) or held unenforceable. Such an adverse court ruling could allow third parties to commercialize technology covered by our patents we seek to enforce, such as those covering our antibody candidates or methods, our Biclonics® technology and Triclonics® technology platforms, our common light chain transgenic technology, or our dimerization technology, among other technologies, and then compete directly with us, without payment to us.

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

The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights. In addition, many companies in intellectual property-dependent industries, including those producing therapeutic candidates or products to treat and potentially cure cancer, have employed intellectual property litigation as a means to gain an advantage over their competitors. As a result, we may be required to defend against claims of intellectual property infringement that may be asserted by our competitors against us and, if the outcome of any such litigation is adverse to us, it may affect our ability to compete effectively.

Our involvement in litigation, and in any interferences, opposition, pre and post-grant administrative proceedings or other intellectual property proceedings inside and outside of the United States may divert management from focusing on business operations, could cause us to spend significant amounts of money and may have no guarantee of success. Any potential intellectual property litigation successfully adjudicated against us could also force us to do one or more of the following:

•	stop selling, incorporating, manufacturing or using our products, if approved, in the United States and/or other jurisdictions that are covered by the subject intellectual property;
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

We currently have rights and own our intellectual property, including issued patents and pending patent applications, relating to and covering our Biclonics® technology and Triclonics® technology platforms, our common light chain transgenic technology, our dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. In addition, our antibody candidates may require specific formulations to work effectively and efficiently or companion diagnostics for safely and effective administration of our therapeutic candidates and the rights to these formulations and companion diagnostics may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we may identify as necessary for our antibody candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

We currently have trademark and service mark rights relating to and covering our Biclonics® technology and Triclonics® technology platforms and other aspects of our company, its services and activities used in commerce.  Our registered or unregistered trademarks, trade names or service marks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and service marks, which we need to build name recognition by potential collaborators, partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names and service marks then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks, trade names or service marks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks, trade names or service marks throughout the world.

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

Many of our employees, including our senior management, were previously employed at universities or at other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we take measures including by policy, procedure and contract to try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

We and our employees use social media to communicate internally and externally, as do our contractors, consultants, CROs, and third parties, including clinical trial participants,. While we have policies and procedures in place governing employee use of social media, there is risk that the use of social media by us or our employees or third parties to communicate about our antibody candidates, technologies or business may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us, our clinical trials, or our antibody candidates, our technologies, and company generally in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common shares.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is increasingly intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and retain our senior management and other key personnel. In April 2020, L. Andres Sirulnik, M.D., Ph.D. resigned as Executive Vice President, Chief Medical Officer effective April 24, 2020, and Andrew Joe, M.D., was appointed as Senior Vice President and Chief Medical Officer, effective July 27, 2020. Further, in April 2020, Mark Throsby, Ph.D., resigned as the Executive Vice President and Chief Scientific Officer of the Company with an effective date of July 31, 2020. In May 2021, we appointed Dr. Cecile Geuijen as Senior Vice President and Chief Scientific Officer with an effective date of May 3, 2021. These changes in our senior management were disruptive to our business, and if we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate the new Chief Scientific Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected.

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

As of January 1, 2020, we were no longer a foreign private issuer, and we are required to comply with all of the provisions applicable to a U.S. domestic issuer under the Exchange Act, including filing an annual report on Form 10-K, quarterly periodic reports and current reports for certain events, complying with the sections of the Exchange Act regulating the solicitation of proxies, requiring insiders to file public reports of their share ownership and trading activities and insiders being liable for profit from trades made in a short period of time. We are also no longer exempt from the requirements of Regulation FD promulgated under the Exchange Act related to selective disclosures. We are also no longer permitted to follow our home country’s rules in lieu of the corporate governance obligations imposed by Nasdaq, and are required to comply with the governance practices required by U.S. domestic issuers listed on Nasdaq. We are also required to comply with other rules of Nasdaq applicable to U.S. domestic issuers, including that our articles of association specify a quorum of no less than one-third of our outstanding voting common shares for meetings of our common shareholders, the solicitation of proxies and the approval by our shareholders in connection with certain events such as the acquisition of stock or assets of another company, the establishment of or amendments to equity-based compensation plans for employees, a change of control and certain private placements. In addition, we are required to report our financial results under U.S. Generally Accepted Accounting Principles, including our historical financial results, which have previously been prepared in accordance with International Financial Reporting Standards. We expect to continue to incur significant legal, accounting, insurance and other expenses and to expend greater time and resources to comply with these requirements and may face challenges in complying with these additional requirements applicable to us.

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

We will remain an “emerging growth company” and a “smaller reporting company” until December 31, 2021 and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common shares less attractive to investors. Once are no longer an emerging growth company or a smaller reporting company, we will be subject to certain enhanced disclosure requirements.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until December 31, 2021. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data or supplemental financial information.

We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

Moreover, we expect that the loss of emerging growth company status and smaller reporting company status as of December 31, 2021 and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Dividends distributed by us, if any, to related entities in low-taxing states or non-cooperative jurisdictions for tax purposes may become subject to an additional withholding tax on dividends in the Netherlands as of January 1, 2024.

We have never paid or declared any cash dividends on our common shares, and we do not anticipate paying any cash dividends on our common shares in the foreseeable future. However, if we do pay dividends, such dividends are in principle subject to a regular Dutch dividend withholding tax and may, in certain circumstances, become subject to a conditional Dutch withholding tax.

Under current Dutch tax law, dividends paid on our common shares are in principle subject to Dutch dividend withholding tax at a rate of 15% under the Dutch Dividend Withholding Tax Act (Wet op de dividendbelasting 1965), unless a domestic or treaty exemption or reduction applies. On March 25, 2021, the Dutch State Secretary for Finance submitted a proposal of law to the Dutch parliament pursuant to which a conditional withholding tax will be imposed on dividends paid to related entities in low-tax jurisdictions or non-cooperative jurisdictions for tax purposes, effective January 1, 2024. The legislation proposal has been approved by the House of Representative (Tweede Kamer) of the Dutch parliament on September 30, 2021 and is expected to be approved by the Senate (Eerste Kamer) of the Dutch parliament in or about November 2021, as a result of which it will enter into force as of January 1, 2024. The conditional withholding tax on dividends may also apply in situations where artificial structures are put in place with the main purpose or one of the main purposes to avoid the conditional withholding tax or in the event of a hybrid mismatch. The conditional withholding tax will be imposed at the highest Dutch corporate income tax rate in effect at the time of the distribution (currently 25%). The conditional withholding tax on dividends will be reduced, but not below zero, by any regular Dutch dividend withholding tax withheld in respect of the same dividend payment. As such, based on the currently applicable rates, the overall effective tax rate of withholding the regular dividend withholding tax and conditional withholding tax will not exceed the highest corporate income tax rate in effect at the time of the distribution (currently 25%). As of January 1, 2024, the withholding tax rate on dividends paid to shareholders that are entities related to the Company and established in a low-taxing state or non-cooperative jurisdiction for tax purposes may rise from 15% to the highest corporate tax rate (currently 25%).

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

Pursuant to Section 404 of SOX (Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K. Additionally, once we are no longer an emerging growth company or smaller reporting company after December 31, 2021, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources and have engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to maintain effective internal control over financial reporting as required by Section 404. Material weaknesses or significant deficiencies in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.2	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.3.4	English language translation of the Lease date June 3, 2021, by and between the Registrant and Stichting Incubator Utrecht	10-Q	001-37773	10.3.4	8/5/21
10.3.5	Contract Research and License Agreement and Addendum dated April 8, 2014, by and between the Registrant and ONO Pharmaceutical Co., Ltd.					*
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
†

Portions of the exhibit have been omitted. Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 2, 2021

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer