Form 10-K
period 2021-12-31
Merus N.V.
filed 2022-02-28
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was approximately $730.3 million.

The number of shares of registrant’s Common Shares outstanding as of February 21, 2022 was 43,477,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id1012Auditor name: KPMG Accountants N.V.Auditor Location: Rotterdam, The Netherlands

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions and other important factors, including those described under the sections in this Annual Report on Form 10-K entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common shares. The principal risks and uncertainties affecting our business include the following:

•	We have incurred significant net losses since our inception and we expect to continue to incur significant expenses and operating losses for the foreseeable future.
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

•

Our success depends on our ability to protect our intellectual property and our proprietary technologies. If we are unable to adequately protect our intellectual property and our proprietary technologies, or obtain and maintain issued patents which are sufficient to protect our product candidates and proprietary technologies, others could compete against us more directly, which would negatively impact our business.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab or Zeno) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-145 for the potential treatment of solid tumors; and MCLA-129, for the potential treatment of lung and other solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development.

Our Strategy

Our goal is to become a leading oncology company developing innovative multispecific antibodies to treat various types of cancer. Our business strategy comprises the following components:

•

Successfully develop our most advanced bispecific antibody candidate, zenocutuzumab, for the treatment of NRG1 fusion solid tumors. We are developing our most advanced bispecific antibody candidate, zenocutuzumab, for the potential treatment of solid tumors that contain NRG1 gene fusions. The NRG1 protein is the ligand for the HER3 receptor—a known cause of cancer cell growth. The gene encoding NRG1 can form genetic rearrangements referred to as NRG1 gene fusions. The protein product of the NRG1 gene fusion can drive signaling through the HER3 receptor and thus drive cancer cell growth. NRG1 gene fusions (NRG1+) occur infrequently in a wide range of different cancer types. Zenocutuzumab has been shown pre-clinically to potently disrupt binding of NRG1 (and NRG1-fusion proteins) to HER3 and halt NRG1-stimulated tumor cell growth. In June 2021, we presented interim data from our phase 1/2 NRG1 fusion-positive solid tumor trial, eNRGy and the Early Access Program (EAP), at the American Society of Clinical Oncology (ASCO) Annual Meeting. As of the April 13, 2021 efficacy data cutoff date, 61 patients with NRG1+ cancer were enrolled, including 45 patients evaluable for response. Confirmed partial responses were observed by investigator review (RECIST v1.1) in 42% (5 of 12) patients with pancreatic cancer and in 29% (13 of 45) patients across all NRG1+ tumor types treated. One additional partial response was confirmed after the data cutoff date, which if included in the interim efficacy analysis, would increase the percentage of confirmed partial responses across all NRG1+ tumor types treated to 31% (14 of 45 patients). In November 2021, we announced that we met with the U.S. Food and Drug Administration (FDA) in an end-of-phase Type B meeting to discuss interim results from the ongoing phase 1/2 eNRGy trial and EAP in NRG1+ cancers, and to discuss the development plan for zenocutuzumab. Based on feedback received from the FDA, Merus believes that the trial design and planned enrollment will be appropriate to potentially support a Biologics License Application (BLA) submission seeking a tumor agnostic indication for Zeno in patients with previously treated NRG1+ cancers. Merus believes that, if the rate of enrollment and efficacy results remain consistent, a sufficient number of patients will be enrolled in the eNRGy trial and EAP, with sufficient follow up, by mid-2022, that could provide a potential registrational data set. In July 2020, the FDA granted zenocutuzumab Orphan Drug Designation for pancreatic cancer and in January 2021, the FDA granted Fast Track Designation to zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy. We plan to provide a clinical update in the first half of 2022.

•

Successfully develop our bispecific antibody candidate MCLA-158, petosemtamab. We are developing petosemtamab for a potential dual EGFR/LRG5 blockade for the treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase. In October 2021, we presented interim clinical data in patients with advanced head and neck squamous cell carcinoma (HNSCC) at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the safety and efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled and seven were evaluable for an interim efficacy analysis by investigator assessment. Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. Enrollment of patients continues at this dose in the expansion phase of the open-label, multicenter trial. We plan to provide a clinical update in the second half of 2022.

•

Successfully develop our bispecific antibody candidate MCLA-145. We are developing MCLA-145 in an ongoing phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. In December 2021, we presented interim clinical data on MCLA-145 from the phase 1 trial dose escalation study in patients with solid tumors at the ESMO Immuno-Oncology Congress 2021. As of the data cutoff date of July 14, 2021, 34 patients with advanced or metastatic solid tumors had been treated at eight dose levels ranging from 0.4-75mg every two weeks. Preliminary evidence of antitumor activity was observed at doses ≥25 mg biweekly. Merus is also planning to evaluate the combination of MCLA-145 with a PD-1 blocking antibody.

•

Successfully develop our bispecific antibody candidate MCLA-129. We are developing MCLA-129 as a potential treatment for solid tumors, including non-small cell lung cancer (NSCLC). In May 2021, we announced that the first patient was treated in the phase 1/2 dose escalation and expansion trial evaluating MCLA-129 for the treatment of patients with advanced NSCLC and other solid tumors. At the American Association for Cancer Research 2021 Annual Meeting, we presented data that demonstrate in preclinical models MCLA-129 blocks EGF and HGF binding to their respective receptors EGFR and c-MET and MCLA-129’s enhanced Fc is capable of potent promotion of antibody-dependent cellular cytotoxicity and antibody-dependent cellular phagocytosis. The data also show MCLA-129 potently inhibits NSCLC tumor growth as monotherapy and in combination with an EGFR TKI and overcomes HGF-mediated EGFR-TKI resistance in preclinical models. MCLA-129 is the subject to a collaboration and license agreement between Merus and Betta Pharmaceuticals Co. Ltd. (Betta), whereby Merus exclusively licensed Betta to develop MCLA-129 in China, while Merus retains full ex-China rights. We plan to provide a clinical update in the second half of 2022.

•

Accelerate the discovery and development of additional internal and collaboration-related bispecific antibody candidates and internal trispecific antibody candidates. We believe we are well positioned to expand our pipeline of Biclonics® and Triclonics® molecules for the potential treatment of cancer and potentially other forms of disease. We are conducting pre-clinical studies for our internal proprietary bispecific and trispecific pipeline as well as leveraging our bispecific platform with our collaborators including Incyte, Eli Lilly and Company (Eli Lilly) and Betta.

•

Seek strategic collaborations. We intend to seek strategic collaborations to facilitate the capital-efficient development of our pipeline and to maximize the value of our Biclonics® and Triclonics® technology platforms and to access unique partner capabilities and capacity. We have entered into collaborations with Incyte, Eli Lilly, and Betta to develop bispecific antibody candidates based on our Biclonics® technology platform. We plan to work with other potential future collaborators to further validate and expand the use of our Biclonics® and Triclonics® platforms in developing bispecific and trispecific antibody candidates. We have also worked with ONO Pharmaceutical Co., Ltd., under a research license agreement to generate bispecific antibodies, including for indications in and outside oncology, which further underscore the breadth of the Merus platform. We believe these collaborations, license and future agreements could potentially provide significant funding to advance our pipeline and allow us to benefit from the additional resources, development and commercialization expertise of our collaborators.

Our Biclonics® and Triclonics® Candidate Portfolio

We currently have bispecific candidates in clinical development, with a variety bispecific and trispecific candidates in pre-clinical development. The following table summarizes our development candidate pipeline:

*If commercialized, Merus to receive royalties.

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

While these approaches have advanced the field of oncology, each also have limitations. For example, the enhanced ADCC of monoclonal antibodies that bind to a single target expressed by tumor cells can potentially induce an autoimmune “on-target, off-tumor” toxicity to normal non-tumor tissues that may also express the same target antigen. Cell-based therapies such as genetically modified CAR-T cells can be difficult and expensive to manufacture, can persist in patients for many months, can be associated with a toxic cytokine release syndrome as safety concerns, or can become ineffective if the tumor loses expression of the single antigen against which the CAR-T cells are directed. We believe multispecific antibody candidates developed from our novel platforms offer the potential to overcome these limitations.

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

In multispecific antibodies, the two or more variable regions bind to two or more different targets. To achieve this in the full-length IgG format, different heavy chain variable regions that can use a common light chain are combined. In addition, modifications of the heavy chain Fc regions are engineered to drive the formation of full-length IgG that use two different heavy chains rather that two copies of the same heavy chain, which make a monospecific antibody.

In both conventional monoclonal antibodies (mAbs) and IgG multispecific antibodies, the Fc region can bind to Fc receptors present on effector cells. This binding results in the recruitment and activation of immune effector cells and amplifies the immune system’s response to antigens bound by the variable region of the antibody. This process is called ADCC. The Fc region can be modified to enhance ADCC so as to generate a more potent immune response against a particular target. The Fc region can also be silenced to block interactions with the immune system.

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

Our process to select lead Biclonics® for clinical development is illustrated below. We use our patented MeMo® and Spleen to Screen® , heterodimerization technology, human antibody generation and Biclonics® production technologies to rapidly build large collections of Biclonics® or Triclonics® directed against particular target combinations. We then test these collections in cell-based functional assays to identify multispecific antibodies that have the potential for novel and innovative modes of action. We select the most potent or efficacious and evaluate them in multiple in vitro and in vivo assays to identify lead candidates for clinical development.

Selection of Lead Biclonics®

Our Biclonics® technology platform includes the following:

Human antibody generation. Our platform for generating human antibodies employs our patented transgenic common light chain technology, which we refer to as MeMo®, which harbors human heavy chain variable regions and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity. Upon immunization, MeMo® is capable of generating large and diverse panels of human common light chain antibodies against a broad variety of targets. These human common light chain antibodies are then used to generate large and diverse panels of human multispecific antibodies capable of binding different targets of virtually any combination.

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

The Biclonics® format also permits us to make modifications to the Fc region of the IgG antibody in order to enhance or limit effector functions associated with this part of the molecule. This strategy has been successfully executed with conventional therapeutic mAbs. In order to enhance efficacy and promote immunotherapeutic activity, we can use glycoengineered cell lines used in production to generate Biclonics® that are enhanced for ADCC, resulting in the improved ability to recruit NK cells and macrophages. This ADCC enhancement has been made to our most advanced bispecific antibody candidate, zenocutuzumab, and other of our antibody candidates, MCLA-158 (petosemtamab) and MCLA-129. In order to improve safety and tolerability, we can modify our Biclonics® to prevent the excessive release of signaling proteins called cytokines, which can overstimulate the immune system. This process is called Fc-silencing, and is designed to block the ability of our Biclonics® to bind to certain protein receptors on cells, known as Fc receptors, which are associated with cytokine release. We utilize Fc silencing in the design of our bispecific antibody candidate MCLA-145.

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

•

Biclonics® are stable, bispecific, full-length human IgG antibodies with no linkers or fusion proteins. Biclonics® retain the IgG format of antibodies that are produced naturally by the immune system. Additionally, in contrast to many other bispecific antibody formats, Biclonics® do not require linkers or modifications to force the correct pairing of heavy and light chain variable regions or exploit fusion proteins to add functionality to the molecule. These qualities minimize time-consuming engineering efforts that can cause stability or developability obstacles, and instead allow us to create Biclonics® with more predictable behavior during development.

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

•

Biclonics® can be reliably manufactured with high yields. Because our Biclonics® retain the IgG format of antibodies, our Biclonics® are manufactured using the large-scale industry-standard processes that are also used for the production of conventional mAbs, and the yields of Biclonics® we obtain are comparable to those of normal IgG antibodies. In stable cell lines, and using our IgG-based purification process can result in up to greater than 98% purity for our Biclonics®.

Our Triclonics® Platform

Our Triclonics® technology is covered by existing Merus patents and other pending applications. This format and the suite of technologies that underpin it permit the development of therapeutic candidates designed to bind three targets with a single multivalent molecule. In pre-clinical studies and modeling, Triclonics® have shown similar qualities of a natural IgG antibody, including favorable half-life, stability, low immunogenicity and favorable developability characteristics. We believe Triclonics® have the potential to produce significant specificity and potency in tumor cell-killing activity and/or to modulate the immune system to promote more robust anti-tumor immune responses, and have the potential for less on-target off-tumor toxicity. This format allows us to leverage our proprietary genetically modified MeMo® mice, which as described above, harbors human heavy chain variable region gene segments and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity, which can be combined into a single trispecific antibody produced with relative high purity. The Triclonics® platform employs our proprietary technologies to produce large panels of substantially pure trispecific antibodies. In addition, we have engineered a panel of novel linkers that attach a third binding domain to the antibody. This panel of linkers vary in properties such as length and flexibility, and are empirically selected for stability and other drug-like properties, while remaining stable and are predicted to have low immunogenicity. The linker panel provides another lever of flexibility in optimizing functional characteristics in our high-throughput screening while maintaining high quality, stability and limiting risk of immunogenicity.

One application of the Triclonics® platform is as a T-cell engager for solid tumors. By binding to three targets, we can generate Triclonics® designed to specifically engage a combination of two tumor antigens for enhanced specificity, binding preferentially to tumor cells expressing both antigens, over normal tissues that may express either antigen, but not both or both at lower expression levels. In this construct, the third binding domain can, for example, engage an innate or adaptive immune effector cell protein, to stimulate killing of the tumor cell. We believe our Triclonics® platform will permit us to develop molecules with enhanced on target, on tumor specificity, while optimally engaging the immune system mechanisms and potentially having greater potency and a larger therapeutic window.

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

Zenocutuzumab (MCLA-128, HER3 x HER2 Biclonics®)

Zenocutuzumab is an antibody-dependent cell-mediated cytotoxicity (ADCC) -enhanced Biclonics® that utilizes Merus’ Dock & Block® mechanism to bind to HER2, and bind to and disrupt the interaction between HER3 and ligand, NRG1 or mutated form NRG1 fusion, in solid tumors. HER2, or human epidermal growth factor receptor 2, is amplified in many solid tumors and is associated with poor prognosis, and the activation of HER3, or human epidermal growth factor receptor 3, is associated with tumor progression and treatment resistance. On the surface of tumor cells, HER2 pairs, or dimerizes, with HER3, and the resulting pair drives malignant progression of HER2-expressing cancer cells. NRG1, which is the ligand for HER3, causes cancer cells to grow and become resistant to treatment with HER2-targeted therapies. Zenocutuzumab is believed to target the HER3 signaling pathway by disrupting the interaction of Her3 with its ligand NRG1 and to overcome the resistance of tumor cells to HER2-targeted therapies using two mechanisms: blocking growth and survival pathways to stop tumor expansion and recruitment, and ADCC enhanced elimination of the tumor via effector cells. In addition, we have identified a rare, genetically defined patient population whose cancers harbor NRG1 fusions. The NRG1 gene encodes for neuregulin, the ligand for HER3. Fusions between NRG1 and other genes in the genome are rare genetic events occurring in solid tumors, and are associated with activation of HER2/HER3 signaling and growth of cancer cells. The NRG1 fusion is a powerful driver of cancer cell growth. We believe that pre-clinical studies and clinical evaluation indicate zenocutuzumab (binding to HER2 and blocking NRG1 fusion protein interaction with HER3) has the potential to be particularly effective against tumors harboring NRG1 fusions.

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

Based on encouraging pre-clinical results, we initiated a phase 1/2 study of zenocutuzumab in solid tumors.

•	NRG1 Fusions

We are currently enrolling patients for the phase 1/2 eNRGy trial to assess the anti-tumor activity of monotherapy zenocutuzumab in NRG1+ cancers. The eNRGy trial enrolls patients with NRG1+ solid tumors. Enrolled patients will receive 750mg of zenocutuzumab every two weeks.

In June 2019, we opened a zenocutuzumab Expanded Access Program (EAP) and amended the phase 1/2 trial to focus on patients with solid tumors harboring an NRG1 fusion (the eNRGy trial). Patients treated under EAP and the protocol amendment receive zenocutuzumab at 750 mg administered intravenously every other week.

In January 2021, the FDA granted Fast Track designation of zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

In June 2021, we provided an update on the eNRGy trial and EAP at the American Society for Clinical Oncology Annual Meeting (ASCO). The interim data, as of an April 13, 2021 efficacy data cutoff date, included enrollment of 61 patients with NRG1+ pancreatic, NSCLC, and other cancers, 47 of whom were evaluable for primary analysis with a median age of 56 (range 22-84), previously treated with a median of 2 lines of prior therapy. Of these patients, 45 patients were evaluable for response by local review with measurable disease and the opportunity for ≥ 1 post-baseline tumor assessment (two patients with non-measurable disease are included in the primary analysis of 47 patients, but not included in the 45 evaluable for response). Partial responses (PRs) were achieved across four different NRG1+ tumor types and multiple different fusion partners. Across NRG1+ tumor types, a 29% overall response rate (ORR) was observed, with 13 of 45 patients achieving PRs. One additional unconfirmed PR was confirmed after the April 13, 2021 data cutoff date leading to 14 of 45 patients achieving PR and a 31% ORR observed. The median duration of exposure was 5.5 months, with 40% of evaluable patients continuing on treatment. The duration of response ranges from 1+ to approximately 12 months. Tumor reduction was observed in 34 of 45 (76%) patients.

Zenocutuzumab was observed to have a favorable and tolerable safety profile (across 157 patients treated with zenocutuzumab monotherapy as of the January 12, 2021 safety data cutoff date). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity, and an absence of severe gastrointestinal and skin toxicities and clinical cardiotoxicity, and a low incidence (7%) of infusion reactions was observed.

In November 2021, we provided a regulatory update for the zenocutuzumab program in NRG1 positive (NRG1+) solid tumors based on discussions with the FDA in an end-of-phase Type B meeting. Based on feedback received from the FDA, we believe that the trial design and planned enrollment will be appropriate to potentially support a BLA submission seeking a tumor agnostic indication for zenocutuzumab in patients with previously treated NRG1+ cancers and that, if the rate of enrollment and efficacy results remain consistent, a sufficient number of patients will be enrolled in the eNRGy trial and EAP, with sufficient follow up, by mid-2022, that could provide a potential registrational data set. We plan to provide a further clinical program update in the first half of 2022.

Petosemtamab (MCLA-158,Lgr5 x EGFR Biclonics®)

Petosemtamab, is an investigational antibody-dependent cell-mediated cytotoxicity (ADCC)-enhanced Biclonics® for the potential treatment of solid tumors that is designed to bind to cancer stem cells expressing leucine-rich repeat-containing G protein-coupled receptor 5 (Lgr5) and epidermal growth factor receptor (EGFR). Lgr5 is a WNT target gene expressed in cancer cells with aberrations in the WNT signaling pathway, while EGFR is a member of the HER family of receptor tyrosine kinases and is important for growth and survival of cancer stem cells, including those with RAS mutations. Petosemtamab is designed to use two different mechanisms of action. The first is intended to block growth and survival pathways in cancer stem cells. The second involves the recruitment and enhancement of immune effector cells in an effort to directly kill cancer stem cells that persist in solid tumors and cause relapse and metastasis.

Development

In our pre-clinical studies, petosemtamab demonstrated superior growth inhibition and selectivity versus the EGFR-targeting mAb, cetuximab. Petosemtamab was significantly more potent than cetuximab in inhibiting the growth of patient-derived colorectal cancer organoids. Additionally, petosemtamab was observed to be selectively more active in human tumor-derived organoids than in organoids derived from normal human colon. The activity of petosemtamab on the tumor organoid size was more than 100 times greater than on the normal colon organoids. In contrast, the activity of cetuximab was similar to the activity of petosemtamab on normal colon organoids and 20 to 100 times less than the activity of petosemtamab on tumor organoids. These ex-vivo observations of petosemtamab with organoid models were further observed in vivo in xenograft models generated from the same patient-derived organoids.

In our pre-clinical studies, petosemtamab further demonstrated significant induction of internalization of EGFR and LGR5, resulting in EGFR degradation, and elicited potential anti-tumor activity in patient-derived esophageal, gastric and HNSCC xenograft models.

•	Solid Tumors

Petosemtamab is currently being evaluated in a phase 1 open-label, multicenter study, and is in the expansion phase, in patients with solid tumors. The primary endpoint is safety and tolerability of the defined dose; secondary endpoints include single-agent preliminary anti-tumor activity.

The recommended phase 2 dose was established at 1500 mg administered intravenously once every two weeks. Enrollment continues at this dose in the expansion phase of the open-label, multicenter trial.

In October 2021, we presented interim clinical data from the ongoing phase 1 dose expansion cohort that is investigating the safety, tolerability, and anti-tumor activity of petosemtamab, including clinical responses observed in advanced head and neck squamous cell carcinoma (HNSCC), at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled, with median age of 65 (range 50-77) years, and who were treated with a median of 2 lines of prior therapy. Seven patients were evaluable for an interim efficacy analysis by investigator assessment (three patients were enrolled <8 weeks from the cutoff date). Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. The safety results for petosemtamab were based on 29 patients with advanced solid tumors who were treated at 1500 mg every two weeks across the phase 1 trial. The most frequent adverse events were infusion related reactions; 72% any grade, 7% grade ≥ 3 and mild to moderate skin toxicity; 3% grade ≥3. We plan to provide the next clinical program update in the second half of 2022.

MCLA-145 (CD137 x PD-L1 Biclonics®)

MCLA-145 is a Biclonics® T-cell engager that binds to human programmed death-ligand 1 (PD-L1) and CD137. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T cells, and to cause a potent and durable T-cell activation in the tumor microenvironment. MCLA-145’s binding to a cell is predicted to lead to clustering of CD137 on T cells when PD-L1 is expressed on adjacent cells, and block the T-cell inhibitory PD-1/PD-L1 interactions in the tumor. Developed by Merus through an unbiased functional screening of multiple immunomodulatory target combinations, the unique immunostimulatory profile of MCLA-145 derives from the potential to potently activate immune effector cells in the context of the tumor microenvironment while blocking inhibitory signals among T-cells within the same immune cell population.

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

MCLA-145 is currently enrolling a global, phase 1, open-label, single-agent clinical trial evaluating MCLA-145 in patients with solid tumors. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. Merus is also planning to evaluate the combination of MCLA-145 with a PD-1 blocking antibody.

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

In December 2021, we presented interim clinical data on MCLA-145 from the phase 1 trial in patients with solid tumors at the ESMO Immuno-Oncology Congress 2021. As of the data cutoff date of July 14, 2021, 34 patients with advanced or metastatic solid tumors with median age of 60.5 (range 27-81) years had been treated at 8 dose levels ranging from 0.4-75mg Q2W. The median (range)

duration of treatment with MCLA 145 was approximately 6 (1–74) weeks. Reported adverse events (AEs) were generally managed with drug interruption and/or administration of steroids in some patients. Treatment-emergent AEs (TEAEs) occurred in 33 patients (97.1%) and treatment-related TEAEs occurred in 23 patients (67.6%), most commonly fatigue (n=6, 17.6%) and decreased neutrophil count (n=6, 17.6%). Dose limiting toxicities (DLTs), defined as within 28 days from the first infusion, occurred in 4 patients (11.8%).

Laboratory alanine transaminase/aspartate transaminase (ALT/AST) elevations of any grade were observed in 15 patients (44.1%), with grade ≥3 ALT/AST elevations in 6 patients (17.6%). Preliminary evidence of antitumor activity has been observed at doses ≥25 mg biweekly. Analysis of peripheral blood showed robust T-cell activation, including activation of cytotoxic CD8+ cells and cytokines, across the 10 to 75 mg biweekly dosing range.

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

MCLA-129 is being developed in collaboration with Betta Pharmaceuticals Co. Ltd. (Betta). Under the terms of the collaboration, Betta is responsible for the clinical development and commercialization of MCLA-129, if approved, in China and we retain all rights to MCLA-129 outside of China. In January 2021, Betta announced that the Chinese National Medical Products Administration had accepted its IND for MCLA-129 injection and in October 2021, Betta announced that the first patient was dosed in Betta’s sponsored phase 1/2 trial of MCLA-129 in China in patients with advanced solid tumors.

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
1800
1600
1400
1200
1000
800
600
400
200
0
14 16 18 20 22 24 26 28 30 32 34 36 38 40 42 44 46 48 50 52 54 56 58 60 62 64 66 68 70 72 74
Days

*variant

We believe these pre-clinical data suggest MCLA-129, if successfully developed and approved, could benefit patients having NSCLC that become resistant to EGFR targeted therapies.

• Solid Tumors

In May 2021, we commenced a phase 1/2 dose escalation and expansion trial evaluating MCLA-129 for the treatment of patients with advanced non-small cell lung cancer and other solid tumors. The phase 1/2, open-label clinical trial of MCLA-129 consists of dose escalation followed by a planned dose expansion. Primary objectives of phase 1 are to determine the maximum tolerated dose and/or the recommended phase 2 dose, and the objectives of phase 2 are to evaluate safety, tolerability and potential clinical activity of the recommended phase 2 dose in patients with advanced solid tumors.  We plan to provide an update in the second half of 2022.

Pre-clinical Discovery Programs

We intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development. Each of these antibody candidates are designed to bind to targets believed to be useful in the treatment of cancer with an intention to establish efficacy and obtain information for submission to the FDA. Using our patented platforms, we will continue to evaluate new targets and combinations to identify potential candidates with the highest therapeutic potential and select those candidates to be advanced into clinical trials.

Collaboration Agreements

As part of our business strategy, we collaborate with a range of partners, including pharmaceutical, biotechnology, and diagnostic companies as well as academic institutions. We intend to continue to seek collaborations and license agreements to develop and commercialize therapeutics in order to exploit the potential of our Biclonics® and Triclonics® platforms.

Incyte Corporation

We have entered into a collaboration and license agreement (Collaboration Agreement) with Incyte Corporation (Incyte). Under the terms of the Collaboration Agreement, we and Incyte have agreed to collaborate with respect to the research, discovery and development of monospecific or bispecific antibodies utilizing our proprietary Biclonics® technology platform. Following the election by Incyte to opt-out of its ex-U.S development of MCLA-145, discussed below, the collaboration encompasses up to 10 independent programs.

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

For one of our current clinical programs, concerning MCLA-145, under the Collaboration Agreement, Incyte had received the exclusive right to develop and commercialize the product candidate outside the United States. In January 2022, we announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, restoring full global rights to Merus. Under the terms of the Collaboration Agreement, Incyte will continue to support the program for a limited time while ex-U.S. activities are transitioned to Merus, and Incyte will also retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.

For each program, where we have not elected to co-fund development or where we do not have such a co-funding option and which has not been dropped or terminated by Incyte, Incyte is solely responsible for all costs of global development and commercialization activities. We retain the rights to, among other things, our Biclonics® technology platform as well as clinical and pre-clinical candidates and future programs emerging from our platform that are outside the scope of the Collaboration Agreement.

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

ONO paid us a non-refundable upfront fee of €1.0 million, and we are eligible to receive up to an aggregate of €57.0 million in milestone payments upon achievement of specified research and clinical development milestones. To date, we have achieved four of the specified pre-clinical milestones under this research and license agreement and have received an aggregate of €4.7 million in milestone payments. For products commercialized under this agreement, if any, we are also eligible to receive a mid-single digit royalty on net sales. For a designated period, which may include limited time periods following termination of this agreement, in certain circumstances we and our affiliates are prohibited from researching, developing or commercializing bispecific antibodies against the target combination that are the subject of this agreement. ONO also provides funding for our research and development activities under an agreed-upon plan. This research and license agreement will expire after all milestone payments have been received and all related patent rights have expired, unless terminated earlier. ONO has the right to terminate this agreement at any time for any reason, with or without cause. The licenses granted to ONO may convert to royalty-free, fully-paid, perpetual licenses if ONO terminates the agreement for uncured material breach. We retain all rights to use and commercialize any antibodies directed to one target utilized under the collaborative research program, and any antibodies directed to the second target developed under the collaborative research program, excluding the up to five lead and/or selected antibodies against the second target ONO is pursuing, provided that the use and commercialization is not with respect to the particular target combination.

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

ONO has agreed to pay an upfront non-refundable payment of €700,000 for the rights granted and we are also eligible to receive an aggregate of €57.0 million in milestone payments upon achievement of specified research and clinical development milestones. To date, we have achieved three of the specified pre-clinical milestones under this research and license agreement and have received an aggregate of €1.7 million in milestone payments. For products commercialized under the License Agreement, if any, the Company is eligible to receive a mid-single digit royalty on net sales.

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

Betta Pharmaceuticals Co. Ltd.

On December 10, 2018, we entered into a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta) where we granted Betta an exclusive license to develop and commercialize in China MCLA-129. We retain all rights outside of China. Under the terms of the agreement, Betta retained a contract manufacturing organization with experience in filing IND applications with U.S.

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

Manufacturing

Our Biclonics® technology platform relies on third parties for biological materials. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice-grade (cGMP-grade) clinical trial materials and commercial quantities of our antibody candidates and products, if approved. We currently do not have any agreements for the commercial production of product candidates, but we have contracted several biopharmaceutical CMOs for the clinical manufacture of zenocutuzumab, MCLA-158 or petosemtamab, MCLA-145, and MCLA-129. We believe that the standardized Biclonics® manufacturing process can be transferred to additional CMOs and potential future co-development or co-commercialization collaborations or partnerships for the production of clinical and commercial supplies of our Biclonics® in the ordinary course of business.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for zenocutuzumab, petosemtamab, MCLA-145, MCLA-129 or any of our other antibody candidates because our antibody candidates are still in pre-clinical or early-to-middle-stage clinical development. We hired an Executive Vice President & Chief Commercial Officer in February 2022, to lead the commercial strategy for Merus’ pipeline of multispecific product candidates in development.  Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval, if any, for one of our antibody candidates.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, less expensive, more convenient or easier to administer, or have fewer or less severe side effects than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if our antibody candidates achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then.

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer, including other bispecific antibodies or similar molecules. Our closest competitors in this area include Genmab A/S, Inhibrx, Inc., Janssen Pharmaceutical Companies, MacroGenics, Inc., Elevation Oncology, Hummingbird Bioscience, Regeneron Pharmaceuticals, Inc. and Xencor, Inc. The antibody candidates in development by competitors may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our antibody candidates for which we obtain marketing approval.

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

As of January 31, 2022:

•

Our patent portfolio related to our bispecific antibody candidate zenocutuzumab consists of one application filed under the Patent Cooperation Treaty (PCT) application, filed on February 27, 2015 with two issued patents in Europe and applications pending in the United States, Europe and 17 other foreign jurisdictions with an expected expiry not earlier than February, 2035. Claims are directed to the zenocutuzumab composition of matter and methods of using zenocutuzumab to treat subjects having or at risk of having an ErbB-2 and/or ErbB3 positive tumor. In addition, our portfolio includes five PCT patent applications covering further methods of using zenocutuzumab, including in combination therapies to treat patients, concerning methods of treating patients with cancer harboring NRG1 gene fusions, three of which were filed on April 3, 2018, one filed on May 17, 2018 and one filed on October 23, 2020. Two of these five PCT patent applications entered national phases in the United States, Europe and 18 other foreign jurisdictions. One of these PCT patent applications entered national phases in the United States, Europe and 17 other foreign jurisdictions. One of these  PCT patent applications entered national phases in the United States, Europe and four other foreign jurisdictions and for the fifth of these PCT filings, national phase entry is due in April of 2022.

•

Our patent portfolio related to our CD3 technology consists of a first PCT application, filed on July 8, 2016, with issued patents in the United States and Europe and applications pending in the United States, Europe and 13 foreign jurisdictions with an expected expiry not earlier than July 2036. A second PCT application was filed on March 27, 2020, with applications pending in the United States, Europe, and 19 foreign jurisdictions with an expected expiry not earlier than March, 2040. Claims are related to the anti-CD3 binding domains, antibodies, their use, among other subject matter.

•

Our patent portfolio related to our bispecific antibody candidate petosemtamab consists of one PCT filed on October 21, 2016, with one issued patent in Europe, three issued patents in foreign jurisdictions and applications pending in the United States and 14 other foreign jurisdictions with an expiry no earlier than October, 2036. Claims are directed to the petosemtamab composition of matter and methods of using petosemtamab in the treatment or prevention of various solid tumors. In addition, our portfolio includes a PCT application filed on August 19th 2020, covering a combination treatment with a topoisomerase I inhibitor to treat patients.

•

Our patent portfolio related our bispecific antibody candidate MCLA-145 consists of one PCT filed on September 22, 2017, with one issued patent in a foreign jurisdiction and with application pending in the United States, Europe and 18 other foreign jurisdictions with an expiry no earlier than September 2037. Claims are directed to the MCLA-145 composition of matter and methods of using MCLA-145 in the treatment or prevention of various solid tumors.

•

Our patent portfolio related our bispecific antibody candidate MCLA-129 consists of one PCT filed on August 9, 2018, with one issued patent in a foreign jurisdiction and with applications pending in the United States, Europe and 18 other foreign jurisdictions with an expiry of no earlier than August 2038. Claims are directed to the MCLA-129 composition of matter and methods of using MCLA-129 in the treatment or prevention of various solid tumors.

•

Our patent portfolio related to our MeMo® and common light chain transgenic animal consists of five issued U.S. patents, seven pending U.S. applications, three issued European patents that have been validated in many countries, and three pending European applications, 21 issued foreign patents and 12 pending foreign applications, all with an expected expiry not earlier than June 2029. Claims are directed to a common light chain animal and methods of producing hybridomas, host cells, and antibodies relating to the use of a common light chain and by exposing the animal to an antigen.

•

Our patent portfolio related to our Spleen to Screen® technology consists of three issued U.S. patents, one pending U.S. application, one issued European Patent, which was revoked in opposition and currently subject to appeal before the Technical Board of Appeals, one pending European application and four issued foreign patents, with two foreign pending applications, all with an expected expiry not earlier than September 2032.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional compositions created or identified from our Biclonics® and Triclonics® technology platforms, improvements to those platforms, our ongoing development of our antibody candidates. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter directed to aspects of the molecules, basic structures and processes for manufacturing these molecules and the use of these molecules in a variety of therapies, in combinations, dosages, methods of treatments among other features.

Our patent portfolio is intended to cover, but is not limited to, the composition of matter of our bispecific antibody candidates, their methods of use, the Biclonics® and Triclonics® technology platforms used to generate them, related technologies and/or other aspects of the inventions that are important to our business, including our MeMo® mouse, and common light chain generation platforms and techniques, Spleen to Screen® technology, and recombinant host cells capable of producing our antibody candidates, methods of purification, and heterodimerization, among other proprietary technology. We also rely on trademarks, trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an institutional review board (IRB) or ethics committee at each clinical site before the trial is commenced;

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

Clinical trials involve the administration of the biological antibody candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the product candidate may be eligible for priority review. With regard to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the drug may have substantial improvement on at least one clinically significant endpoint over available therapy. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process. A BLA is eligible for priority review if a product candidate is intended to treat a serious disease or condition, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. At the time a product is granted accelerated approval, FDA has determined that an effect on the endpoint used to support approval––a surrogate endpoint or an intermediate clinical endpoint––is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled post-marketing clinical trials. Biological products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-market clinical trials or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims that are in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict a manufacturer’s communications on the subject of off-label use of their products.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. In addition, ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use.

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

Non-Clinical Studies and Clinical Trials

Similarly to the U.S., the various phases of non-clinical and clinical research in the European Union (EU) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH), guidelines on Good Clinical Practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a Marketing Authorization (MA). To obtain regulatory approval of an investigational biological product in the EEA, we must submit a marketing authorization application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product.

The centralized procedure results in a single MA, issued by the European Commission, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA which is valid across the entire territory of the EU. The centralized procedure is compulsory for certain human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) designated orphan medicines and (iv) advanced-therapy medicinal products, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used in certain other cases and in particular for any other products containing new active substances not authorized in the EU or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the EU.

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

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the competent authority of the EU member states decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Under the centralized procedure and in exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is however not guaranteed. The benefits of a PRIME designation includes the appointment of a rapporteur from the CHMP before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity.  For example, in the EU, upon receiving MA, reference medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes.  For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product for a period of ten years. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EEA for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited.  Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each Member State and can differ from one country to another.

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

The aforementioned EU rules are generally applicable in the European Economic Area (EEA) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Approval and Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices are regulated by Directive 98/79/EC which regulates the placing on the market, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic devices Regulation (No 2017/746) (IVDR) will become applicable on May 26, 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.  The IDVR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national Competent Authorities or the EMA.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other U.S. federal and state healthcare regulatory laws restrict business practices in the biopharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, data privacy and security, and physician payment and drug pricing transparency laws. Similar laws exist in foreign jurisdictions as well.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA) effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

We are also subject to EU laws on personal data export, as we may transfer personal data from the EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. From January 1, 2021, we are subject to the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. At present, the UK GDPR permits transfers of personal data from the United Kingdom to the EEA and to any countries which, as of December 31, 2020, were covered by an European Commission adequacy decision. This permission is to be kept under review by the UK Government.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. On July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU to the United States by invalidating the EU-US Privacy Shield Framework (Privacy Shield), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. Complementary, on September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be preceded by a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under standard contractual clauses will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer.  The European Commission issued revised standard contractual clauses on June 4, 2021, in order to replace the former sets that were adopted under the previous (repealed) Data Protection Directive 95/46/EC and align with the currently applicable GDPR provisions, as well as to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some remaining uncertainty around whether the revised clauses can and must be used for all types of cross-border data transfers to jurisdictions without an adequacy decision, particularly whether they can be relied on for data transfers to non-EEA entities, where processing is subject to the GDPR.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

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

Additionally, on August 2, 2011, the Budget Control Act of 2011 was enacted, which, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

As of January 31, 2022, we had 121 full-time employees and 54 part-time employees, including 62 employees with M.D. or Ph.D. degrees. Of these employees, 116 were primarily engaged in research and development activities and 59 were primarily engaged in general and administrative activities. We are proud of our diversity, with 80 employees identifying as male and 95 identifying as female and with over 15 different nationalities represented.  None of our employees are part of a labor union, and we consider our employee relations to be good.

Code of Business Conduct and Ethics

All employees are expected to conduct business with the highest standard of business ethics. Each employee receives and agrees to follow the Merus Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns with management or report concerns anonymously through an Ethics Hotline. Any report received on the Ethics Hotline is investigated by our General Counsel or the Audit Committee, as applicable.  Further, we have three employee confidential advisors, as well as an external confidential advisor, with whom our employees may discuss ways of addressing, preventing and combating inappropriate behavior in the workplace. No one shall be subject to adverse action who in good faith reports an incident of violation of our policies, provides information, or otherwise assists in any investigation. Any employee who retaliates against another in violation of our policies will be subjected to disciplinary action, up to and including termination.

Employership, Leadership and Training

We perform biannual employee surveys, which give employees the opportunity to provide feedback on our employee engagement, commitment, leadership, work atmosphere, role clarity, psychological security, and employership, as well as annual surveys of a smaller scope. These surveys are managed by a third-party vendor to encourage openness and honesty in responding to questions regarding these important factors. In 2021, our employee response rate to our biannual survey was 87 percent, which we believe is an indication that our employees recognize that their feedback is important. Further, we were named a “World-Class Workplace” by the third-party vendor based on the outcome of the employee engagement survey, which demonstrated that Merus scored above other companies in the Netherlands on aspects of employership themes and how likely is it that an employee would recommend Merus as an employer to others. Further, we scored higher marks on pride of organization, inspiring vision of the future, leadership, work atmosphere and satisfaction about the organization than benchmarks for employership established by the vendor through its survey results based on average scores across surveys from over 500 other organizations.

Critical to our success is the hiring, training, retention and promotion of our employees, as we develop the competencies needed for the advancement of our company today and that will be needed in the coming years.  Accordingly, we developed a variety of leadership and development opportunities under an umbrella program we refer to as the Merus Academy.  A pillar of this program is a leadership development program, where we work with a third party provider to help train and enhance the leadership skills of employees at the director to vice president level.  Another pillar is a leadership essentials training, which we offer to our scientists to help enhance their individual effectiveness, improve leadership ability, develop skills to address change and conflict management, and enhance their thought leadership within the organization. A third pillar is our implementation of an online learning platform, which offers our employees training courses across a variety of disciplines.  Each of these pillars supports our talent management and advancement to drive our corporate goals.

Our Values and Culture

Our goal is to help patients overcome the devastating disease of cancer. Our values reflect the way we go about achieving this goal. It is a declaration both of who we are and who we want to be. These are principles we strive to live up to and to be measured by:

•

We are creative problem solvers – we nurture inquisitive minds and diverse talents, to create solutions to some of today’s most pressing medical needs in oncology. We accept setbacks as an inevitable part of innovation, and we welcome them as an opportunity to learn.

•

We commit and move as one – we are one company with a common goal of closing in on cancer. We work as a team and encourage a diversity of perspectives. When we take a decision, we unite and move forward together.

•

We aim at excellence – our work impacts lives. We honor this with our every decision and take collective responsibility to uphold our goal. We strive to do the right things and take pride in doing them well.

•	We care – everything we do, we do because we care. We care deeply about improving patients’ lives. We respect and support each other and the communities around us.

We believe our values are an important facet of who we are and how we will deliver on our goals to close in on cancer, and meet our mission.

Compensation Philosophy, Incentives and Retention

Our human capital strategies, hiring and retention outcomes are reviewed on a regular basis with our board of directors, to align with our overall business strategies. Further, we review our compensation philosophy annually with the compensation committee of our board of directors, as well as on an ad hoc basis to receive input on new hires during the course of the year. Our compensation committee, relying on their extensive experience in the biopharmaceutical industry and receiving input from our external compensation advisors, review our short and long term incentive programs, and evaluate our group of peer companies to help achieve our hiring and retention goals during the course of the year.  Our board of directors receives regular updates on these objectives, including headcount plans, achievement against goals and attrition rates during the year.

COVID-19 Health and Safety

The health and safety of our employees is a top priority. To date, the COVID-19 pandemic has created challenges associated with the normal function of businesses worldwide, as it has for Merus.  We have adapted and met these challenges with the support and guidance of our COVID Task Force comprised of members of our management team, which meets regularly, and provides updates to the full management team, the board of directors, and company personnel on ways in which we are addressing the applicable guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). We have implemented workforce policies for our headquarters in the Netherlands, as well as our subsidiary in Cambridge, Massachusetts, for taking measures to comply with changing rules, regulations and recommendations by the CDC, RIVM, and local regulations.  We have been able to support a distributed workforce, and recommend our employees in the Netherlands and employees of our subsidiary, Merus US, Inc., in the U.S. work remotely when possible.  For those employees working at our offices and laboratory in Utrecht, they are required to follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, including social distancing, ventilation and enhanced cleaning, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

Sustainability and Community Relations

We have a sustainability team, comprised of members from different business functions throughout the organization. In 2021, our sustainability team implemented Planet Tuesday at our company restaurant, introducing a weekly planet-friendly and healthy (vegetarian) menu. We implemented a sustainable mobility plan, which supports employees to purchase a new or second hand (e-)bike to commute to Merus, thereby reducing our carbon footprint, lowering city traffic, congestion, and improving the vitality of our employees. On Earth Day 2021, our sustainability team organized a Merus Cleanup in Utrecht, collecting more than 20 kg of garbage.

We donated our e-waste (outmoded information technology equipment) to the not-for-profit organization Close the Gap, which shipped these equipment to places in need to support educational, medical, entrepreneurial and social projects. We also donated 170 trees to Trees for All, contributing to reforestation projects in the Netherlands and abroad.

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

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.merus.nl, under “Investors & Media,” free of charge, copies of these reports and amendments thereto as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $66.8 million, $85.5 million and $55.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated loss of $466.9 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that our expenses will increase substantially as we:

•

conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, for the treatment of solid tumors harboring neuregulin 1 (NRG1) gene fusions;

•	conduct our ongoing Phase 1 clinical trial of MCLA-158 or petosemtamab for the treatment of solid tumors;
•	conduct our ongoing Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors;
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
•

add clinical, scientific, operational, financial, information technology and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operation as a public company; and

•

experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, manufacturing, potential commercialization challenges, safety issues or other regulatory challenges.

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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our antibody candidates, discovering and developing additional antibody candidates, obtaining regulatory approval for any antibody candidates that successfully complete clinical trials, establishing manufacturing and marketing capabilities and ultimately selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of December 31, 2021 will be sufficient to fund our operations beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the phase 1 clinical trials of MCLA-158, MCLA-145 and the phase 1/2 clinical trial of MCLA-129;
•	the success of our collaborations with Incyte to develop monospecific and bispecific antibodies candidates and with Lilly to develop bispecific antibody candidates;
•	the cost of manufacturing clinical supplies of our bispecific antibody candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other antibody candidates;
•	the costs, timing and outcome of regulatory review of any of our antibody candidates;
•

the costs and timing of potential future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our antibody candidates to the extent any receive marketing approval;

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

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multi-specific antibody candidates using our Triclonics® technology platform. Our ability to generate royalty and product revenues, which we do not expect will occur for at least the next year, if ever, will depend heavily on the successful development and eventual commercialization of these antibody candidates, which may never occur. We currently generate no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product. Each of our bispecific antibody candidates and pre-clinical antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

We plan to seek regulatory approval to commercialize our antibody candidates both in the United States and the European Union (EU), and potentially in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with the numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our antibody candidates, and we cannot predict success in these jurisdictions.

The Biclonics® technology platform and Triclonics® technology platform are unproven, novel approaches to the production of biologics for therapeutic intervention.

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

Our Biclonics® and Triclonics® technology platforms rely on third parties for biological materials. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes, auditing and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper filling or storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or antibody candidates.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics could harm our development strategy.

We may seek to identify patient subsets within a disease category that may derive selective and meaningful benefit from the antibody candidates we are developing. Through collaborations or license agreements, companion diagnostics may help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our antibody candidates, if approved. Companion diagnostics are subject to regulation by the FDA, and comparable foreign regulatory authorities as medical devices and typically require separate regulatory approval (or clearance, or certification) prior to commercialization. The development of companion diagnostics in collaboration with or via license agreements with third parties, may make us potentially dependent on the scientific insights and sustained cooperation and effort of any third-party collaborators in developing and obtaining approval (or clearance, or certification) for companion diagnostics. Difficulties in developing and obtaining approval or certification for any companion diagnostics may be encountered, including as it concerns issues relating to selectivity/specificity, analytical validation, reproducibility or clinical validation. Any delay or failure to develop or obtain regulatory approval (or clearance, or certification) of companion diagnostics could delay or prevent approval of our antibody candidates. In addition, production difficulties may be encountered that could constrain the supply of the companion diagnostics, and difficulties may arise in gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it could have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our antibody candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative companion diagnostic test for use in connection with the development and commercialization of our antibody candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our antibody candidates.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, MCLA-158, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•

business interruptions resulting from geo-political actions, including war, riots and terrorism, as well as the developing conflict between Russia and Ukraine, or natural disasters including earthquakes, typhoons, floods, fires, epidemics or public health emergencies and U.S. or non-U.S. governmental actions or restrictions related thereto.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work remotely pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands have been and may in the future be restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees of our subsidiary located in the U.S. have been and may in the future be restricted in the manner of travel to the Netherlands. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht imposing requirements consistent with government guidance. Further, we have recommended our employees in the Netherlands and employees of our subsidiary Merus US, Inc., in the U.S. work from remotely when possible.  For those employees working at our offices and laboratory in Utrecht, they are required to follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls associated with our clinical candidates, including as it relates to challenges for sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19 or due to supply chain issues related to the COVID-19 pandemic, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our antibody candidates, including zenocutuzumab, MCLA-158, MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry manufacturing and controls, or pre-clinical development activities due to the current restrictions on travel and work globally and staff shortages, which may force us to reduce related workflows until such work and travel restrictions are lifted or staff issues resolved. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

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
•

interruption or delays in our collaborations, including with Incyte, Eli Lilly, Betta Pharma and our license agreements with Ono and our academic collaborators, which may experience laboratory closures causing delays in preclinical, translational and development studies that support our clinical programs and potential IND-enabling studies or those of our collaborators and licensees, from which we may receive milestones or royalties;

•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the spread of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States, the Netherlands and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the Netherlands and other countries to contain, treat and function with the disease.

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or early-to-mid-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, MCLA-158, MCLA-129 or MCLA-145, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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

•	delays in, inability or failure to add new clinical trial sites;
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

Clinical trials must be conducted in accordance with the FDA, EU, EEA member states, and other applicable regulatory authorities’ legal requirements, other regulations or guidelines, and are subject to oversight by these governmental agencies and Ethics

Committees or IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our antibody candidates produced under current good manufacturing practice (cGMP) requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (GCP) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the EEA and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EEA and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EEA competent authorities, and may use different standards of diagnosis, screening and medical care.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

It is currently unclear to what extent the United Kingdom will seek to align its regulations with the EU. The United Kingdom regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the United Kingdom MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on 14 March 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the United Kingdom chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the United Kingdom.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Interim, preliminary, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary and top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. Further, as a result of the COVID-19 pandemic or for other reasons, we may not be able to collect accurate or complete data at the time we collect such preliminary data, including as a result of the inability of sites to properly record data due to staffing limitations or the inability of patients to visit sites at scheduled times, the inability of CROs to access site data or for other reasons. In addition, we may decide to report interim or preliminary analyses of only certain endpoints (e.g., primary subject to investigator review) rather than all endpoints (e.g., including secondary subject to central review). As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab on June 4, 2021, at the American Society of Clinical Oncology, or ASCO, 2021 Annual Meeting, with a safety cut-off date of January 12, 2021. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody MCLA-158 in patients with solid tumors. Patients treated with MCLA-158 have experienced adverse reactions that may be treatment related, with a safety update provided for MCLA-158 on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with MCLA-158 as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

Results of our trials could reveal a high and unacceptable severity and prevalence of adverse events or side effects, including those that may be new or unexpected. In such an event, our trials or enrollment could be paused, suspended or terminated and the FDA, EEA competent authorities, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our antibody candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment, investigator engagement and commitment and perception of the clinical candidate or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our antibody candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants.  In the Phase 1 clinical trial of MCLA-158, we plan to enroll up to 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. In the Phase 1/2 clinical trial of MCLA-129, we plan to enroll up to 150 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our antibody candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of an antibody candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any antibody candidate and it is possible that none of our existing antibody candidates or any antibody candidates we may seek to develop in the future will ever obtain regulatory approval.

Our antibody candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that an antibody candidate is safe and effective for its proposed indication;
•	we may be unable to demonstrate that an antibody candidate’s clinical and other benefits outweigh its safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•

the data collected from clinical trials of our antibody candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities and notified bodies may fail to approve (or to clear or to certify) the companion diagnostics we contemplate developing with collaborators; and
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our antibody candidates, which would significantly harm our business, results of operations and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our antibody candidates. Even if we believe the data collected from clinical trials of our antibody candidates are promising, such data may not be sufficient to support approval by the FDA or any other regulatory authority.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our antibody candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve an antibody candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that antibody candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our antibody candidates and have a material adverse effect on our business, financial condition and results of operations.

Fast Track designation by the FDA for zenocutuzumab or potential future Fast Track designation of our other antibody candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track designation for zenocutuzumab in the United States for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy, and we may seek additional Fast Track designations for zenocutuzumab or for our other antibody candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing therapeutic candidates that meet certain criteria. Specifically, new biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. With a Fast Track designation for an antibody candidate, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Any regulatory approvals that we may receive for our antibody candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our antibody candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar risk management measures may be required by foreign regulatory authorities. In addition, if the FDA or foreign regulatory authorities approve our antibody candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs, and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar foreign regulations and standards.

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

Our operations, including our research, development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the importation, storage, controlled use, handling, release and disposal of, and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, animal byproducts, genetically modified organisms, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, or fail to obtain or maintain relevant permits, we could be subject to fines or other sanctions or work stoppages, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaborators may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (i) the regulations of the FDA and other regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our future customers and accordingly, our financial operations.

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

If safe and effective use of any of our antibody candidates depends on a diagnostic that is not otherwise commercially available, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our antibody candidates, if at all or as a post-marketing commitment. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to develop or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostics is time consuming and costly.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746 or “IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, regulations are directly applicable, i.e., without the need for adoption of EEA member states laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR will, however, only become applicable in May 2022 and on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•	the FD&C Act which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
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

The United States and global data protection landscape is rapidly evolving, and we may be affected by or subject to new or amended laws and regulations in the future. Certain states have also adopted comparable privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, California enacted legislation, the California Consumer Privacy Act (CCPA) which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the CPRA was voted into law by California residents. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a marketing authorization (MA) or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. The application for orphan drug designation must be submitted before the MA application (MAA). The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to potential financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan drug designation entitles a party to potential financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the EMA for zenocutuzumab or additional orphan drug designations for zenocutuzumab, and we may seek such designation from the FDA and foreign regulatory authorities for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab for treatment of patients with pancreatic cancer and may obtain addition designations for zenucutuzumab, or orphan designations for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

Even if the FDA or any other regulatory authority approves the marketing of any antibody candidates that we develop on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use them. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our antibody candidates that are approved will depend on a variety of factors, including:

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

We have never commercialized an antibody candidate, and we currently have no sales force, marketing or distribution capabilities. To achieve commercial success for our antibody candidates, if approved, which we may license to others, we will rely on the assistance and guidance of those collaborators. For antibody candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. Outside consultants may be relied upon to provide advice on commercialization strategies, which may fail to deliver or provide effective guidance to maximize any commercial opportunity, if any, that may arise from our antibody candidates.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs, to conduct our pre-clinical studies and clinical trials and to monitor and manage data for our ongoing pre-clinical and clinical programs. We rely on these parties for execution of our pre-clinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EEA, and comparable foreign regulatory authorities for all of our antibody candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities, who may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with the antibody candidate produced under cGMP or similar foreign regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Under the Collaboration Agreement, we are dependent upon Incyte to successfully develop and commercialize any antibody candidates that are identified for further development under the Collaboration Agreement. With the exception of those programs where we retain certain co-development rights, we have limited ability to influence or control Incyte’s development and commercialization activities or the resources it allocates to development of product candidates identified under the Collaboration Agreement. Our interests and Incyte’s interests may differ or conflict from time to time, or we may disagree with Incyte’s level of effort or resource allocation. Incyte may internally prioritize programs under development within the collaboration differently than we would, or it may not allocate sufficient resources to effectively or optimally develop or commercialize antibody candidates arising from such programs. If these events were to occur, our ability to receive revenue from the commercialization of products arising from such programs would be reduced, and our business would be adversely affected.

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

The collaboration and license agreement with Betta Pharma, and the research and license agreements with Ono are important to our business. If our Biclonics® antibodies licensed in these collaboration and license agreements fail to advance or experience unacceptable safety or efficacy results if clinically developed, this could adversely impact the reputation of our platform and our ability to engage in future collaborations.

If our collaboration and license agreement with Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with the Ono license agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Betta Pharma that permit us to supervise its development efforts for MCLA-129, , for which it has development and product rights in China, we cannot guarantee that this clinical antibody candidate will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development. Ono is currently pursuing at least one antibody program generated by us under a license agreement with Merus through use of our proprietary Biclonics® platform. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should any of the Betta Pharma collaborations or Ono license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

If we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our recently developed Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly and Betta, under which we have licensed the certain development and commercialization rights of certain of our monospecific or bispecific antibody candidates.

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

We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of cGMP-grade clinical trial materials and commercial quantities of our antibody candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture antibody candidates ourselves. The facilities used by our CMOs to manufacture our antibody candidates must be approved by the FDA foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA to the FDA, or similar applications to foreign regulatory authorities. We have limited control over the manufacturing process of, and beyond contractual terms, we are completely dependent on our CMOs for compliance with cGMP or similar foreign requirements for the manufacture of our antibody candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or are unable to do so in a timely manner, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or may result in delay of our ability to obtain marketing authorization, if any, of our antibody candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our antibody candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our antibody candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our antibody candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our CMOs and other third parties for the manufacture, filling, storage and distribution of our antibody candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. The sale of products containing such defects could adversely affect our business, financial condition and results of operations.

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

Our commercial success depends in part on obtaining and maintaining patents and other forms of intellectual property rights for our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody pre-clinical and clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those pre-clinical antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology or on licensing-in such rights. Failure to protect or to obtain, maintain or extend adequate patent and other intellectual property rights could materially adversely affect our ability to develop and market our platform technologies, and antibody candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody pre-clinical and clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those pre-clinical antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology in the relevant jurisdiction.

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

If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, one of our products or methods, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States or in certain jurisdictions in Europe, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements for patentability, for example, lack of utility, novelty, obviousness, non-enablement or lack of written description or as constituting unpatentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone substantively involved in prosecution of the patent withheld but-for material information from the U.S. Patent and Trademark Office (USPTO) or engaged in affirmatively egregious misconduct, during prosecution, with a specific intent to deceive the USPTO. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our technologies, products, methods or certain aspects of our Biclonics® technology and Triclonics® technology platforms. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

Intellectual property rights of third parties could adversely affect our ability to commercialize our antibody candidates, such that we could be required to litigate or obtain licenses from third parties in order to develop or market our antibody candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms or at all.

Our competitive position may suffer if patents issued to third parties or other third-party intellectual property rights cover our technology platforms, methods or candidates or elements thereof, our manufacture or uses relevant to our development, or other attributes of our antibody candidates or our Biclonics® technology platform or Triclonics® technology platform. In such cases, we may not be in a position to develop or commercialize products or antibody candidates unless we successfully pursue litigation, opposition, inter partes, or related post-grant proceedings to nullify or invalidate the third-party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. In addition, we are aware of issued patents and/or pending patent applications held by third parties that could be alleged as covering some of our antibody candidates, irrespective of the merits. We believe that if such patents or patent applications (if issued as currently pending) were asserted against us, we would have counterclaims and defenses against such claims, including non-infringement, the affirmative defense of safe harbor designed to protect activity undertaken to obtain federal regulatory approval of a drug, including under 35 U.S.C. § 271(e) and similar foreign exceptions to infringement, and defenses concerning patent invalidity and/or unenforceability. However, if such counterclaims and defenses were not successful and such patents were successfully asserted against us such that they are found to be valid and enforceable, and infringed, unless we obtain a license to such patents, which may not be available on commercially reasonable terms or at all, we could be prevented from continuing to develop or commercialize our technology. We could also be required to pay substantial damages.

It is also possible that in our evaluation of third party intellectual property, we failed to identify relevant patents or applications. For example, U.S. applications filed before November 29, 2000 and certain U.S. applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technologies could have been filed by others without our knowledge. Furthermore, we operate in a highly competitive field, and given our limited resources, it is unreasonable to monitor all patent applications purporting to claim broad coverage in the areas in which we are active. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our methods, antibody candidates or the use of our bispecific and trispecific antibody candidates.

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

If we fail in any such dispute, in addition to being forced to potentially pay damages, we or our licensees may be temporarily or permanently prohibited from commercializing any of our antibody candidates that are held to be infringing or be forced to redesign antibody candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

Where we are asserting our intellectual property against third parties, or defending against an allegation of infringement, even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings and the legal costs associated with them, could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

We may not be successful in obtaining or maintaining necessary rights to our antibody candidates through acquisitions and in-licenses.

We currently have rights and own our intellectual property, including issued patents and pending patent applications, relating to and covering our Biclonics® technology and Triclonics® technology platforms, our common light chain transgenic technology, our dimerization technology, our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and pre-clinical antibody and antibody clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those pre-clinical antibody and antibody clinical candidates, the methods for treating patients using those candidates, among other aspects of our technology. Because our programs may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we may identify as necessary for our antibody candidates. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities.

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

We currently have trademark and service mark rights relating to and covering our Biclonics® technology and Triclonics® technology platforms and other aspects of our company, its services and activities used in commerce.  Our registered or unregistered trademarks, trade names or service marks may be challenged including during prosecution or through opposition proceedings, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and service marks, which we need to build name recognition by potential collaborators, partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names and service marks then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks, trade names or service marks similar to ours in different jurisdictions, or have senior rights to ours, or prevail in any opposition proceedings, it could interfere with our use of our current trademarks, trade names or service marks throughout the world.

If we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering each of our antibody candidates, our business may be materially harmed.

Patents typically have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, not including potential patent term extensions or adjustments that may be available in the U.S., and under comparable laws applicable outside the U.S., where certain conditions are met. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our antibody candidates are obtained, once the patent life has expired for a candidate, we may be open to competition from competitive medications, including biosimilar or generic medications. Given the amount of time required for the development, testing and regulatory review of new antibody candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, causing our revenue from applicable products to be reduced, possibly materially, and potentially harming our ability to recover our investment in such product or obtain a reasonable return on that investment.

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

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the United States and the EU, and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. If we or our existing or future licensors, collaborators or partners encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions.

Some countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our existing or future licensors, collaborators or partners is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business and results of operations may be adversely affected.

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

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors, collaborators and advisors to enter into confidentiality agreements with us, our practice is to provide regular trainings on the importance of maintaining confidentiality, to promulgate a business code of conduct requiring confidentiality, and prohibit the use of non-sanctioned devices with company confidential information. However, current or former employees, consultants, contractors, collaborators and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements and other precautions taken may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or we may be unaware of such disclosure to enforce our confidentiality agreements and other remedies. Enforcing a claim that a third party obtained illegally and is using trade secrets and/or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements and theft of trade secret claims may vary from jurisdiction to jurisdiction. Furthermore, if a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.

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

Many of our employees, including our senior management, were previously employed at universities or at pharmaceutical or biotechnology companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we take measures including by policy, procedure and contract to try to ensure that our employees do not improperly use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

We and our employees use social media to communicate internally and externally, as do our contractors, consultants, CROs, and third parties, including clinical trial participants. While we have policies and procedures in place governing employee use of social media, there is risk that the use of social media by us or our employees or third parties to communicate about our antibody candidates, technologies or business may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal information of our employees, clinical trial patients, customers, and others. Furthermore, negative posts or comments about us, our clinical trials, or our antibody candidates, our technologies, and company generally in social media could seriously damage our reputation, brand image, and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common shares.

Our computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any material cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of clinical trial data or personal data, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their information technology systems could also seriously harm our business. Any security compromise affecting us, our collaborators or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures, and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be delayed, result in substantial costs and distract management.

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel .

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. On August 21, 2019, we filed a Registration Statement on Form F-3, as amended by Post-Effective Amendment No. 1 to Form F-3 on Form S-3, to register the shares of common stock sold to Incyte. As a result, these shares can be freely sold in the public market. In addition, in connection with entering into the Lilly Collaboration Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares. Eli Lilly’s ability to sell these common shares is subject to certain limitations.

Provisions of our articles of association or Dutch corporate law might deter acquisition bids for us that might be considered favorable and prevent or frustrate any attempt to replace or remove the then board members.

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

The board of directors can invoke a statutory cooling-off period of up to 250 days in situations described below. When such cooling-off period is invoked, our general meeting of shareholders cannot dismiss, suspend or appoint members of the board of directors (or amend the provisions in our articles of association dealing with those matters) unless those matters would be proposed by the board of directors. This cooling-off period could be invoked by the board of directors in case:

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

Under the Dutch Corporate Governance Code (DCGC), the board of directors may also invoke a response period of up to 180 days in case shareholders, using either their shareholder proposal right or their right to request a general meeting of shareholders, propose an agenda item for the general meeting of shareholders which may result in a change in our strategy (including through the dismissal of one or more of our board members). If this response period is invoked, the shareholders concerned must give the board of directors the opportunity to respond to their intentions before their request is dealt with at a general meeting of shareholders

Our anti-takeover provision may prevent a beneficial change of control.

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

We are subject to the DCGC. The DCGC contains both principles and best practice provisions for board of directors, shareholders and general meetings of shareholders, financial reporting, auditors, disclosure, compliance and enforcement standards. The DCGC applies to all Dutch companies listed on a government-recognized stock exchange, whether in the Netherlands or elsewhere, including Nasdaq. The principles and best practice provisions apply to our board (in relation to role and composition, conflicts of interest and independence requirements, board committees and remuneration), shareholders and the general meeting of shareholders (for example, regarding anti-takeover protection and our obligations to provide information to our shareholders) and financial reporting (such as external auditor and internal audit requirements). We do not comply with all the best practice provisions of the DCGC. As a result, the rights of our shareholders may be affected and our shareholders may not have the same level of protection as a shareholder in another Dutch public company with limited liability (naamloze vennootschap) listed in the Netherlands that fully complies with the DCGC.

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

We are no longer an “emerging growth company” or a “smaller reporting company” , and as a result we are subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We are no longer an “emerging growth company” or a “smaller reporting company,” and as a result, we are required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of The Sarbanes-Oxley Act of 2002 (SOX) Section 404, the requirement that we hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved, and the requirement to provide full and more detailed executive compensation disclosure. Compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We may be classified as a passive foreign investment company (PFIC) for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequences to U.S. investors in our common shares.

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2021, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2021. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, “excess distributions” (as such term is defined in the United States Internal Revenue Code of 1986, as amended (U.S. Tax Code)) to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our common shares would be taxed in potentially unfavorable ways. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply, and gains on the sale of our shares would be treated in the same way as excess distributions. In addition, the U.S. Holder would be subject to detailed reporting obligations. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Further, we cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares, including the potential availability and advisability of an election to treat us as a qualified electing fund or a mark-to-market election. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

(1)	a citizen or individual resident of the United States;
(2)	a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;
(3)	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
(4)

a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the U.S. Tax Code) or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

As a public company, and particularly now that we no longer qualify as an emerging growth company or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses related to our operation as a public company. The Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Pursuant to Section 404 of SOX (Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K. Additionally, we are no longer an emerging growth company or smaller reporting company and are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources and have engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to maintain effective internal control over financial reporting as required by Section 404. Material weaknesses or significant deficiencies in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 12,320 square meters of office and laboratory space in Utrecht, the Netherlands. This facility serves as our corporate headquarters and central laboratory facility. The leases for this space will expire on March 31, 2023. We also entered into a lease for 7,583 square feet of additional office space in Cambridge, Massachusetts, which commenced on April 1, 2019 and has a term of seven years.  We further lease approximately 5,070 square meters of office and laboratory space in a new multi-tenant office building that is to be constructed in Utrecht, the Netherlands. The initial term of this lease is ten years from the date that the premises are completed in accordance with certain specifications, which is planned for completion in April 2022.

Item 3. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which could be deemed to be material.

Particular legal proceedings are described in Note 10 of our Consolidated Financial Statements appended to this Annual Report on Form 10-K.

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

As of February 21, 2022, the number of holders of record of our common shares was 5. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2021.

Recent Sales of Unregistered Securities

None.

Item 6. [Reserved]

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

Overview

General

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates are generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented heavy chain and CH3 domain dimerization technology to generate substantially pure bispecific and trispecific antibodies. We employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and Triclonics® therapeutic candidates with differentiated modes of action for pre-clinical and clinical testing.

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 for the potential treatment of solid tumors; and MCLA-145 for the potential treatment of solid tumors, and MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $430.7 million as of December 31, 2021 will fund our operations beyond 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

NRG1 gene fusion (NRG1+) Cancers: Phase 1/2 eNRGy trial clinical update planned for the first half of 2022

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. In November 2021, we announced that we met with the U.S. Food and Drug Administration (FDA) in an end-of-phase Type B meeting to discuss interim results from the ongoing phase 1/2 eNRGy trial and early access program (EAP) in NRG1+ cancers, and to discuss the development plan for zenocutuzumab. Based on feedback received from the FDA, we believe that the trial design and planned enrollment will be appropriate to potentially support a Biologics License Application (BLA) submission seeking a tumor agnostic indication for Zeno in patients with previously treated NRG1+ cancers. We believe that, if the rate of enrollment and efficacy results remain consistent, a sufficient number of patients will be enrolled in the eNRGy trial and EAP, with sufficient follow up, by mid-2022, which could provide a potential registrational data set.

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

MCLA-158 (Lgr5 x EGFR Biclonics®): Solid Tumors

Dose expansion continues in phase 1 trial: update planned for second half of 2022

We are developing MCLA-158 for the potential treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase. In October 2021, we presented interim clinical data in patients with advanced head and neck squamous cell carcinoma (HNSCC) at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the safety and efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled and seven were evaluable for an interim efficacy analysis by investigator assessment. Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. Enrollment of patients continues in the expansion phase of the open-label, multicenter trial. We plan to provide a clinical update in the second half of 2022.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial advancing

We are developing MCLA-145 in an ongoing phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. In December 2021, we presented interim clinical data on MCLA-145 from the phase 1 trial dose escalation study in patients with solid tumors at the ESMO Immuno-Oncology Congress 2021. As of the data cutoff date of July 14, 2021, 34 patients with advanced or metastatic solid tumors had been treated at eight dose levels ranging from 0.4-75mg every two weeks. Preliminary evidence of antitumor activity was observed at doses ≥25 mg biweekly. Further clinical evaluation of MCLA-145 is planned, both as monotherapy and in combination with a PD-1 blocking antibody.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial advancing: update planned for second half of 2022

We are developing MCLA-129 as a potential treatment for solid tumors, including non-small cell lung cancer (NSCLC). In May 2021, we announced that the first patient was treated in the phase 1/2 dose escalation and expansion trial evaluating MCLA-129 for the treatment of patients with advanced NSCLC and other solid tumors. MCLA-129 is the subject to a collaboration and license agreement between us and Betta Pharmaceuticals Co. Ltd. (Betta), whereby we exclusively licensed Betta to develop MCLA-129 in China, while we retain full ex-China rights. In January 2021, Betta announced that the Chinese National Medical Products Administration had accepted its Investigational New Drug Application (IND) for MCLA-129 injection and in October 2021, Betta announced that the first patient was dosed in Betta’s sponsored phase 1/2 trial of MCLA-129 in China in patients with advanced solid tumors.

We plan to provide an update in the second half of 2022.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. We have observed a moderate impact on clinical trial enrollment and operations as a consequence of the COVID-19 pandemic during the fourth quarter ended December 31, 2021, particularly at sites in countries not yet open to recruitment, and to a lesser extent in countries where COVID-19 related restrictions have been eased, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, maintaining social distancing and imposing other requirements consistent with government guidance. Further, we require that our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the Center for Disease Control and Prevention (CDC), federal, state and local regulations for the U.S. and Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM) for the Netherlands.  While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the offices will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

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

Collaborations and Other Revenue Generating Agreements

Refer to Item 1, “Business—Collaborations Agreements,” Note 12, “Collaborations,” and Note 16, “Subsequent Events,” of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2021, 2020 and 2019:

	2021	Change	%	2020	Change	%	2019

Incyte	$29,604	$3,024	11.4%	$26,580	$749	2.9%	$25,831
Lilly	17,344	17,344	100.0%	—	—	—	—
Other	2,159	(1,204)	-35.8%	3,363	(2,154)	-39.0%	5,517
Total collaboration revenue	$49,107	19,164	64.0%	$29,943	(1,405)	-4.5%	$31,348
Grant revenue	—	—	0.0%	—	215	-100.0%	(215)
Total revenue	$49,107	$19,164	64.0%	$29,943	$(1,190)	-3.8%	$31,133

Our revenue from each collaborator consists of revenue recognized from the amortization of deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services reimbursement revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

Collaboration revenue for the year ended December 31, 2021 increased $19.2 million as compared to the year ended December 31, 2020, primarily as a result of an increase of $17.3 million of amortization of upfront payment and reimbursement revenue related to Lilly collaboration agreement. Additionally, the achievement and recognition of Incyte milestone revenue during the year ended December 31, 2021 contributed to an increase of $2.0 million as compared to the year ended December 31, 2020. The change in exchange rates did not materially impact collaboration revenue.

Collaboration revenue for the year ended December 31, 2020, decreased $1.4 million as compared to the year ended December 31, 2019 primarily as a result of a decrease of $4.1 million in Ono milestone revenue due to the achievement of milestones in 2019 that did not recur in 2020, partially offset by an increase in Betta milestone revenue due to a $2.0 million earned in the fourth quarter. The change in exchange rates did not materially impact collaboration revenue.

As of December 31, 2021, we have total deferred revenue of $100.9 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next four years. The payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

In January 2022, we and Simcere Pharmaceuticals Group (Simcere) jointly agreed to terminate, effective March 30, 2022, an exclusive license to develop and commercialize up to three bispecific antibodies to be produced by us utilizing the our Biclonics® technology platform in China.

In January 2022, we announced that Incyte Corporation (Incyte) elected to opt-out of its ex-U.S. development of MCLA-145, from the parties joint collaboration agreement executed in 2017.  At inception of the collaboration, for the designated product candidate (MCLA-145), we retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties conducted and shared equally the costs of mutually agreed global development activities. Incyte’s opt-out of ex-U.S. rights to MCLA-145 provides us the exclusive right to develop and commercialize potential MCLA-145 products globally. Under the collaboration, Incyte will continue to support the program for a limited time while ex-U.S. activities are transitioned to us, and Incyte will also retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.

Operating Expenses

The following is a comparison of operating expenses for the years ended December 31, 2021, 2020 and 2019:

	2021	Change	%	2020	Change	%	2019

Research and development	$98,187	$28,147	40.2%	$70,040	$14,360	25.8%	$55,680
General and administrative	40,896	5,115	14.3%	35,781	1,671	4.9%	34,110
Total operating expenses	$139,083	$33,262	31.4%	$105,821	$16,031	17.9%	$89,790

Research and Development Expense

Research and development costs consist principally of the costs associated with our research and development activities, conducting pre-clinical studies and clinical trials, and activities related to our regulatory filings. Our research and development expenses consist of:

•	salaries for research and development staff and related expenses, including share-based compensation expenses;
•	expenses incurred under agreements with contract research organizations (CROs) contract manufacturing organizations, and consultants that conduct and support clinical trials and pre-clinical studies;
•	costs to enhance our platform technologies, develop product candidates, including raw materials and supplies, product testing, and facility related expenses; and
•	amortization and depreciation of tangible and intangible fixed assets used to develop our product candidates.

Note that we do not allocate employee-related costs, depreciation, rental and other indirect costs to specific research and development programs because these costs are deployed across multiple programs under research and development and, as such, are separately classified as unallocated research and development expenses.

Research and development expense for the year ended December 31, 2021 increased $28.1 million as compared to the year ended December 31, 2020, primarily as a result of an increase in manufacturing related costs, and higher pre-clinical research and development-related costs related to our programs, particularly increases in costs for zenocutuzumab and MCLA-129, offset by decreases in costs for MCLA-117.

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

Research and development activities are central to our business model. We expect research and development costs to increase significantly for the foreseeable future as we continue to enhance our platform technologies, our development programs progress, as we continue to support the clinical trials of our antibody candidates as treatments for various cancers and as we move these candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our antibody candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal and intellectual property, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property and general legal services.

General and administrative expense for the year ended December 31, 2021 increased $5.1 million as compared to the year ended December 31, 2020, primarily as a result increases in stock-based compensation of $3.5 million, insurance of $1.3 million, personnel related costs of $1.1 million, and facilities of $0.9 million, partially offset by a decrease in legal fees of $0.8 million, intellectual property related costs of $0.6 million and depreciation and amortization expense of $0.3 million.

General and administrative expense for the year ended December 31, 2020, increased $1.7 million as compared to the year ended December 31, 2019, primarily as a result increases in stock-based compensation, insurance, facilities, intellectual property related costs and other items, partially offset by a decrease in consulting and personnel costs.

We expect general and administrative expenses to increase as we grow as a company, driven by the need to support a growing workforce, engaging in financing transactions, establishing and maintaining our intellectual property rights, fulfilling our compliance requirements as a public company and related legal, regulatory and potential commercialization costs.

Other Income, Net

The following is a comparison of other income, net, for the years ended December 31, 2021, 2020 and 2019:

	2021	Change	%	2020	Change	%	2019

Interest (expense) income, net	$(129)	$(429)	-143.0%	$300	$(1,589)	-84.1%	$1,889
Foreign exchange (losses) gains, net	24,663	34,095	-361.5%	(9,432)	(11,047)	-684.0%	1,615
Other (losses) gains, net	(1,135)	(1,135)	100.0%	—	(196)	-100.0%	196
Total other income (loss), net	$23,399	$32,531	-356.2%	$(9,132)	$(12,832)	-346.8%	$3,700

Other income, net consists of interest earned or paid on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents and marketable securities. Other losses increase of $1.1 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributed to loss associated with the derivative instrument recognized due to post-employment modification of our settlement agreement with a former executive.

Income Tax Expense

The following is a comparison of income tax expense for the years ended December 31, 2021, 2020 and 2019:

	2021	Change	%	2020	Change	%	2019

Current	$246	$(379)	-60.6%	$625	$342	120.8%	$283
Deferred	(7)	115	-94.3%	(122)	(33)	37.1%	(89)
Income tax expense	$239	$(264)	-52.5%	$503	$309	159.3%	$194

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

Net Loss

Net loss for the year ended December 31, 2021 was $66.8 million, compared to $85.5 million for the year ended December 31, 2020. The decrease in net loss of $18.7 million was primarily due to the increase in collaboration revenue offset by increases in research and development and general and administrative expenses and changes in foreign exchange gains discussed above.

The increase in net loss of $30.3 million for the year ended December 31, 2020 compared to the net loss for the year ended December 31, 2019 of $55.2 million was primarily due to the decrease in collaboration revenue and increases in research and development and general and administrative expenses discussed above.

Liquidity and Capital Resources

Cash requirements

We require external sources of financing to fund our operations. Since inception through December 31, 2021, we have raised an aggregate of $875.0 million, of which $165.4 million was non-equity funding through our collaboration agreements, $598.9 million was from the sale of common shares and $110.7 million was from private funding sources prior to our initial public offering. These amounts include aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly in January 2021 of $60.0 million, the aggregate net proceeds from the January 2021 follow-on offering of $129.7 million and the aggregate net proceeds from the November 2021 follow-on offering of $118.7 million. As of December 31, 2021, we had $430.7 million in cash, cash equivalents and marketable securities that are available to fund our current and future operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, licensing, other business development opportunities and government grants. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, and government grants, we do not have any committed external sources of liquidity.

To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements, licensing or other business development opportunities in the future, we may have to relinquish valuable rights to our technologies or intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our primary uses of capital are: clinical trial costs, third-party research and development services, personnel, laboratory and related supplies, legal, intellectual property and other regulatory expenses and general overhead costs. Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, our expenditures as reported in our financial statements may be expected to be variable due to that uncertainty. We enter into contracts in the normal course of business with CROs for clinical and pre-clinical research studies, external manufacturers for product candidates for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and are not contractual obligations. Our material contractual obligations, if any, are described elsewhere in this Annual Report on Form 10-K, including Notes 9 and 10 of the attached Consolidated Financial Statements.

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity in November 2021 described above, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, will be sufficient to fund our planned operating expenses and capital expenditure requirements beyond 2024. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2021, 2020 and 2019:

	2021	Change	%	2020	Change	%	2019

Net cash used in operating activities	$(59,627)	$20,274	-25%	$(79,901)	$(16,853)	27%	$(63,048)
Net cash provided by (used in) investing activities	(146,623)	(145,137)	9767%	(1,486)	(25,658)	-106%	24,172
Net cash provided by financing activities	281,955	242,435	613%	39,520	(34,712)	-47%	74,232

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 decreased $20.3 million as compared to the year ended December 31, 2020 primarily as a result of operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) increased $41.4 million, operating cash out flows related to operating expenses and taxes increased $17.4 million, and cash out flows related to other income decreased $3.7 million.

Net cash used in operating activities for the year ended December 31, 2020 increased $16.9 million as compared to the year ended December 31, 2019, primarily as a result of operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) decreased $1.9 million, operating cash out flows related to operating expenses and taxes increased $12.7 million, and cash out flows related to other income increased $2.2 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 increased $145.1 million as compared to the year ended December 31, 2020, primarily as a result of the increase in purchases of marketable securities using the receipt of proceeds from our equity issuances of $149.0 million offset by the increase net cash inflows from the maturity of debt securities used to fund current operations of $3.4 million.

Net cash used in investing activities for the year ended December 31, 2020 decreased $25.7 million as compared to the year ended December 31, 2019, primarily as a result of the decrease in net cash inflows from the maturity of debt securities used to fund current operations of $27.0 million offset by the decrease in purchases of property, equipment and intangibles of $1.3 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 increased $242.4 million as compared to the year ended December 31, 2020, primarily as a result of the increase in receipt of proceeds from our equity issuances of $226.5 million and increases in proceeds received from option exercises of $16.0 million.

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

A key judgment in the application of our revenue recognition policy concerns the method of recognition of revenue over time as performance obligations are completed. Methods may include an input-based, output-based or other rational allocation method. Furthermore, estimates of progress towards satisfaction of performance obligations are often derived from expectations on the outcome of research and development activities which are subject to uncertainty. Changes in these estimates impact the timing of revenue recognition. These estimates have not materially changed in the periods presented in our Consolidated Financial Statements. For example, with respect to the license and related activities performance obligation of the Incyte collaboration arrangement recognized as revenue over time as access to the platform for the generation of potential product candidates is provided to the customer, an increase of one year in the estimate as of January 1, 2021 would have decreased revenue recognized for the year ended December 31, 2021 by approximately $3.2 million, excluding the effects of foreign exchange translation.

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

The actual weighted-average grant-date fair value of options granted for the year ended December 31, 2021 was $17.01. While valuation inputs in the valuation models employed may be interdependent, as an example, an increase of one year in the expected exercise behavior of employees would have decreased the weighted-average grant-date fair value of options granted for the year ended

December 31, 2021 to $17.88. Similarly, an increase of 1% in the estimated volatility of our shares would decrease the weighted-average grant-date fair value of options granted for the year ended December 31, 2021 to $17.14. We granted 1,522,210 options for the year ended December 31, 2021, and we recognize compensation expense based on the grant-date fair value on a straight-line basis over the requisite service period of the awards, generally from the date of grant through each vesting date. Options granted generally vest over four years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item until our Quarterly Report on Form 10-Q for the first quarter after the fiscal year in which it is determined that we are no longer a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

KPMG Accountants N.V., our independent registered public accounting firm, has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting, which is included in Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable.]

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director Biographical Information

Anand Mehra, M.D., age 46, has served as a non-executive director of our board since August 2015 and as Chairperson of our board of directors effective since June 2020. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (“Aclaris”), and Spark Therapeutics. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held Aclaris. Within the past five years, he also served on the boards of directors of the publicly held pharmaceutical companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life science industry, his service on the board of directors of other public life science companies and his extensive leadership experience qualify him to serve on our board of directors.

Maxine Gowen, Ph.D., age 63, has served as a nonexecutive director to our board of directors since May 2021. Dr. Gowen was the founding President and Chief Executive Officer of Trevena, Inc. (Trevena), from 2007 to October 2018. Prior to this position, Dr. Gowen held a variety of leadership roles at GlaxoSmithKline (GSK) over a period of 15 years. As Senior Vice President for the company’s Center of Excellence for Drug Discovery, she developed an innovative new approach to externalizing drug discovery. Dr. Gowen was previously President and Managing Partner at SR One, the venture capital subsidiary of GSK, where she led its investments in and served on the Board of Directors of numerous companies. Dr. Gowen also previously served as Vice President, Drug Discovery, Musculoskeletal Diseases at GSK, where she was responsible for drug discovery and early development for osteoporosis, arthritis and metastatic bone disease. Dr. Gowen holds a B.Sc. in biochemistry from the University of Bristol, U.K., received a Ph.D. in cell biology from the University of Sheffield, U.K., and received an MBA from the Wharton School of the University of Pennsylvania. Dr. Gowen currently serves on the board of directors of Aclaris Therapeutics, Idera Therapeutics, and Passage Bio, and served on the boards of Akebia Therapeutics (Akebia) and Trevena until May 2021. We believe that Dr. Gowen is qualified to serve on our board of directors due to her leadership, experience in the biotechnology industry and in the field of clinical drug development, her scientific experience and her tenure as CEO and independent director at several publicly traded biotechnology companies.

Mark Iwicki, age 55, has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairperson of our board of directors. Mr. Iwicki currently serves as the Chairperson and Chief Executive Officer of Kala Pharmaceuticals, Inc., a pharmaceutical company, where he has been employed since April 2015. From February 2014 to November 2014 Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Iwicki held executive positions, including Vice President and Business Unit Head, at Novartis Pharmaceuticals Corporation, a pharmaceutical company. Mr. Iwicki currently serves on the board of directors of Akero Therapeutics, Inc., Pulmatrix, Inc., Kala Pharmaceuticals, Inc. Within the past five years, he also served on the board of directors of the publicly held pharmaceutical company Aimmune Therapeutics Inc. Mr. Iwicki received a B.A. in business administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due to his leadership, commercial and business experience in the biotechnology industry and breadth and knowledge about our business as well as his tenure as CEO and independent director in several publicly traded biotechnology companies.

Len Kanavy, age 60, has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

Bill Lundberg, M.D., age 58, has served on our board of directors since June 2019 and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (“CRISPR”), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (“Alexion”), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (“Taligen”), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of Vor Biopharma. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/MIT, and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Gregory D. Perry, age 61, has served as a non-executive director of our board of directors since May 2016 and Vice Chairperson of our board of directors since August 2018. Mr. Perry has served as the Chief Financial Officer at Finch Therapeutics Group, a microbiome therapeutics company, since May 2018. Mr. Perry served as the Chief Financial and Administrative Officer of Novelion Therapeutics Inc., a biopharmaceutical company (“Novelion”), from November 2016 to December 2017. Prior to Novelion, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals Inc., a biopharmaceutical company from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., now Sensen Bio, a fusion-protein therapeutics company, from January 2014 to June 2015. Prior to that, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics Holdings Corp., a biomaterials and biotechnology company, from September 2013 to December 2013, and prior to that he served as Senior Vice President and Chief Financial Officer of ImmunoGen, Inc., a biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was he was the Chief Financial Officer of Elixir Pharmaceuticals and, prior to that Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Since February 2018, Mr. Perry has served on the board of directors of Kala Pharmaceuticals, including as chairperson of its audit committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, including as chairperson of its audit committee and a member of its compensation committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in Economics and Political Science from Amherst College. We believe that Mr. Perry is qualified to sit on our board of directors based on his financial experience, leadership and business experience and breadth and knowledge about our business.

Paolo Pucci, age 60, has served as a non-executive director of our board of directors since June 2020.  Mr. Pucci served as the Chief Executive Officer of ArQule, Inc., a biopharmaceutical oncology company engaged in the research and development of targeted therapeutics, from June 2008 until its acquisition by Merck in January 2020. Prior to joining ArQule, Mr. Pucci worked at Bayer AG from 2001 to 2008, where he served in a number of leadership capacities including President of the Oncology & Global Specialty Medicines Business Units and was a member of the Bayer Pharmaceuticals Global Management Committee. Before Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly and Company from July 1991 to April 2001, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. Mr. Pucci earned an MS in economics and accounting from Università degli Study di Napoli Federico II and an MBA in marketing and finance from the University of Chicago. Within the past five years, Mr. Pucci previously served on the boards of directors of Algeta ASA, until its acquisition by Bayer AG, and Dyax Inc., until its acquisition by Shire Plc (which was subsequently acquired by Takeda Pharmaceutical Company Ltd.), New Link Genetics Inc, ArQule Inc., until its acquisition by Merck Inc., and Trillium Therapeutics Inc., until its acquisition by Pfizer Inc. He currently serves on the boards of directors of publicly held life sciences companies West Pharmaceuticals Services, Inc., and Replimmune Group Inc. We believe that Mr. Pucci is qualified to serve on our board of directors due to his leadership, international business and biotechnology experience in large multinational pharmaceutical corporations as well as his tenure as CEO and independent director in several publicly traded biotechnology companies.

Victor Sandor, M.D.C.M., age 55, has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (“Array”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi and Mektovi for the treatment of BRAFV600E/K mutant melanoma and Braftovi for the treatment of BRAFV600E mutant colorectal cancer. Prior to joining Array, from February 2010 to September 2014, he was Senior Vice President for Global Clinical Development at Incyte Corporation (“Incyte”), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi for the treatment of myelofibrosis and polycythemia vera. Prior to joining Incyte, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, prior to that held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex(r) (anastrozole) for adjuvant use and the development of early stage programs through proof-of-

concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. He currently serves on the boards of directors of publicly held life sciences companies ADC Therapeutics and Prelude Therapeutics. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience.

Information About Our Executive Officers

Andrew Joe, M.D., age 56, has served as our Chief Medical Officer since July 2020.  His responsibilities include overseeing clinical and regulatory strategy and activities at Merus. He brings over 20 years of experience in clinical drug development and translational research within industry and academic medicine. Dr. Joe most recently led the immuno-oncology program at Sanofi, which included co-development of LIBTAYO® (cemiplimab-rwlc) with Regeneron in skin, lung and other cancers. Previously at Merck Sharp & Dohme Corp., he led the KEYTRUDA® (pembrolizumab) New Indications Development Team in obtaining the first tumor/histology-agnostic drug approval in Microsatellite Instability-High (MSI-H) cancer, and the first immuno-oncology drug approval in a gynecological malignancy (cervical cancer). Dr. Joe also played key roles at Novartis in the global approval of Zykadia® (ceritinib) in ALK-positive lung cancer and at Roche in the global approval of ZELBORAF® (vemurafenib) in BRAF-mutant metastatic melanoma. Dr. Joe is an Assistant Professor of Medicine at Columbia University Irving Medical Center. He received B.S. degrees in chemistry and biology from the Massachusetts Institute of Technology and an M.D. from the Mount Sinai School of Medicine.

Alexander ("Lex") Berthold Hendrik Bakker, Ph.D., age 55, has served as our Chief Development Officer since October 2010. His responsibilities include strategic scientific leadership, management of pre-clinical and clinical development and manufacturing, business development support, external collaboration and partnership management. Prior to joining Merus, Mr. Bakker directed pre-clinical and clinical development at Crucell N.V., a biotechnology company. Mr. Bakker holds a Ph.D. in Tumor Immunology from the University of Nijmegen and was a postdoctoral fellow at the DNAX Research Institute.

Cecilia (“Cecile”) Anna Wilhelmina Geuijen, Ph.D, age 54, has served as our Chief Scientific Officer since May 2021. Her responsibilities include strategic scientific leadership, management of pre-clinical research, external collaborations, partnerships management and operational activities. Before joining Merus in 2009, Ms Geuijen worked as a senior scientist on the evaluation of new therapeutic targets in oncology at Genmab and the identification of new therapeutic targets in oncology at Crucell. She holds a Ph.D. in Biology from the University of Utrecht and was a Marie Curie Fellow at the Duve Institute in Brussels.

Cornelis Adriaan ("John") de Kruif, Ph.D., age 58, has served as our Chief Technology Officer since January 2013 and previously served as our Chief Scientific Officer from April 2007 to January 2013. His responsibilities include management of antibody discovery, antibody platform technology development, antibody engineering, external collaborations, partnerships management and operational activities. Before joining Merus, from October 2000 to October 2006, he served as a director of antibody discovery for Crucell N.V., a biotechnology company, specializing in vaccines and biopharmaceutical technology. Mr. de Kruif holds a Ph.D., in Antibody Engineering from Utrecht University.

Hui Liu, Ph.D., age 49, has served as our Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018. His responsibilities include business development, alliance management, product strategy, finance and Merus operations in the U.S. Prior to joining Merus, Dr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology, from 2013 to 2015, and as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, from 2009 to 2012, at Novartis AG. Prior to Novartis, Dr. Liu held positions of increasing responsibilities in business development at Pfizer, Inc. from 2004 to 2009 and in the R&D organization at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. From 2001 to 2004, Dr. Liu was an investment banker at Goldman Sachs and Citigroup. Dr. Liu holds a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University.

Peter B. Silverman, J.D., age 44, has served the Company since 2014, first as outside counsel, Head of Utrecht since April 2020, General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include management of the Company’s legal and intellectual property, information technology, facilities and human resource matters, and management and operations of the headquarters in Utrecht. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold & Porter Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

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

Other

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

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

3.	Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

	Articles of Association and By-Laws
3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21

	Instruments Defining the Rights of Security Holders
4.1	Description of Securities					*
4.2	Registration Rights Agreement, dated May 24, 2016, by and among the Registrant and the shareholders party thereto	6-K	001-37773	4.1	5/27/16
4.3	Registration Rights Agreement, dated February 13, 2018, by and among the registrant and the Investors identified on Exhibit A attached thereto	6-K	0001-37773	99.2	2/15/18
4.4	Securities Purchase Agreement, dated February 13, 2018, by an among the registrant and the Investors identified on Exhibit A attached thereto	6-K	0001-37773	99.1	2/15/18

	Material Contracts – Management Contracts and Compensation Plans
10.1.1	Merus N.V. 2010 Employee Option Plan, as amended	20-F	001-37773	4.1	4/30/18
10.1.2	Merus N.V. 2016 Incentive Award Plan and forms of award agreements thereunder, as amended	20-F	001-37773	4.2	4/30/18
10.1.3	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20
10.1.4	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16
10.1.5	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20
10.1.6	Employment Agreement, dated December 16, 2015, by and among Merus US, Inc., the Registrant and Hui Liu, as amended on March 2, 2016	20-F	001-37773	4.7	4/30/18
10.1.7	Employment Agreement, dated August 20, 2020 between Peter Silverman and Merus N.V.	10-Q	001-37773	10.3	11/5/20
10.1.8	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20
10.1.9	English language translation of Employment Agreement, dated as of August 5, 2010, by and between the Registrant and Alexander Bakker	20-F	001-37773	4.10	4/30/18
10.1.10	Settlement Agreement, dated April 16, 2020, by and between the Registrant and Mark Throsby	10-Q	001-37773	10.2	5/11/20
10.1.11	Consultancy Agreement, dated April 13, 2020, by and between the Registrant and Victor Sandor	10-Q	001-37773	10.3	8/6/20

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.1.12	English language translation of Employment Agreement, dated as of July 19, 2008, by and between the Registrant and Mark Throsby, as amended on March 10, 2010	20-F	001-37773	4.9	4/30/18
10.1.13	English language translation of Employment Agreement, dated as of April 2, 2007, by and between the Registrant and John de Kruif, as amended on March 10, 2010	20-F	001-37773	4.11	4/30/18

	Material Contracts – Banking and Financing
10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15
10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16
10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16
10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts – Leases
10.3.1	English language translation of Lease Agreement between the Registrant and Stichting Incubator Utrecht, dated April 22, 2016	F-1/A	333-207490	10.12	5/9/16
10.3.2	English language translation of Amendment to Lease Agreement, dated as of November 1, 2016 by and between the Registrant and Stichting Incubator Utrecht	20-F	001-37773	4.15.1	4/30/18
10.3.3	English language translation of the Lease, dated May 1, 2018, by and between the Registrant and Stichting Incubator Utrecht	6-K	001-37773	99.3	8/10/18
10.3.4	English language translation of the Lease dated June 3, 2021, by and between the Registrant and Stichting Incubator Utrecht	10-Q	001-37773	10.3.4	8/5/21

	Material Contracts – Collaboration and License Agreements
10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17
10.4.2†	Share Subscription Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.13	4/28/17

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.4.3†††	Contract Research and License Agreement and Addendum between the Registrant and ONO Pharmaceutical Co., Ltd., dated April 8, 2014	10-Q	001-37773	10.3.5	11/2/21
10.4.4†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceuticals Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18
10.4.5††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21

Other Exhibits
21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16
23.1	Consent of Independent Registered Public Accounting firm					*
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.

**	Furnished herewith.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
††

Portions of the exhibit have been omitted. Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

†††

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

MERUS N.V.

Date: February 28, 2022	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sven A. Lundberg	President, Chief Executive Officer, Principal Financial Officer and Director	February 28, 2022
Sven (Bill) Ante Lundberg

/s/ Harry Shuman	Chief Accounting Officer	February 28, 2022
Harry Shuman

/s/ Anand Mehra	Chairman of the Board of Directors	February 28, 2022
Anand Mehra

/s/ Mark T. Iwicki	Director	February 28, 2022
Mark T. Iwicki

/s/ Len Kanavy	Director	February 28, 2022
Len Kanavy

/s/ Greg D. Perry	Director	February 28, 2022
Greg D. Perry

/s/ Paolo Pucci	Director	February 28, 2022
Paolo Pucci

/s/ Victor Sandor	Director	February 28, 2022
Victor Sandor

/s/ Maxine Gowen	Director	February 28, 2022
Maxine Gowen

MERUS N.V.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Merus N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merus N.V. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of distinct performance obligations and determining the over-time revenue recognition method for a collaboration and license agreement

As discussed in Note 12 to the consolidated financial statements, the Company entered into a collaboration and license agreement with Eli Lilly and Company (‘Lilly’). The Company allocated the fixed consideration of $43.5 million to the performance obligations identified and recognizes revenue over time using a cost-to-cost method measure of progress towards completion of the performance obligation.

We identified the evaluation of the distinct performance obligations identified by the Company and the determination of the appropriate method for measuring progress as a critical audit matter. Challenging auditor judgment was required in evaluating the terms and conditions in the agreement to assess the identification of distinct performance obligations and to assess the most appropriate method to measure progress towards complete satisfaction of the identified performance obligations.

The following are the primary procedures we performed to address this critical audit matter:

- We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s revenue recognition process, including the identification of distinct performance obligations and the determination of the appropriate method to measure progress.

- We obtained and read the Lilly agreement and evaluated the terms and conditions of the agreement to assess that the performance obligations within the agreement were completely and accurately identified in accordance with the relevant accounting guidance, and an appropriate measure of progress has been selected that best depicts the transfer of control to the customer.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2009.

Rotterdam, the Netherlands
February 28, 2022

MERUS N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$241,435	$163,082
Marketable securities	168,990	44,673
Accounts receivable	1,697	46
Accounts receivable (related party)	4,609	1,623
Prepaid expenses and other current assets	7,448	8,569
Total current assets	424,179	217,993
Marketable securities	20,297	—
Property and equipment, net	3,549	4,115
Operating lease right-of-use assets	3,733	3,907
Intangible assets, net	2,347	2,843
Deferred tax assets	417	410
Other assets	2,078	1,949
Total assets	$456,600	$231,217
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,237	$3,126
Accrued expenses and other liabilities	22,506	21,803
Income taxes payable	—	206
Current portion of lease obligation	1,494	1,432
Current portion of deferred revenue	16,613	625
Current portion of deferred revenue (related party)	18,048	19,554
Total current liabilities	71,898	46,746
Lease obligation	2,257	2,521
Deferred revenue, net of current portion	10,962	237
Deferred revenue, net of current portion (related party)	55,282	79,450
Total liabilities	140,399	128,954
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 and 45,000,000 shares authorized as at December 31, 2021 and 2020, respectively; 43,467,052 and 31,602,953 shares issued and outstanding as at December 31, 2021 and 2020, respectively	$4,481	$3,211
Additional paid-in capital	787,869	490,093
Accumulated deficit	(466,928)	(400,112)
Accumulated other comprehensive (loss) income	(9,221)	9,071
Total stockholders’ equity	316,201	102,263
Total liabilities and stockholders’ equity	$456,600	$231,217

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Collaboration revenue	$19,503	$3,363	$5,517
Collaboration revenue (related party)	29,604	26,580	25,831
Grant revenue	—	—	(215)
Total revenue	49,107	29,943	31,133
Operating expenses:
Research and development	98,187	70,040	55,680
General and administrative	40,896	35,781	34,110
Total operating expenses	139,083	105,821	89,790

Operating loss	(89,976)	(75,878)	(58,657)
Other income (loss), net:
Interest (expense) income, net	(129)	300	1,889
Foreign exchange (losses) gains, net	24,663	(9,432)	1,615
Other (losses) gains, net	(1,135)	—	196
Total other income (loss), net	23,399	(9,132)	3,700

Loss before income tax expense	(66,577)	(85,010)	(54,957)
Income tax expense	239	503	194
Net loss	$(66,816)	$(85,513)	$(55,151)
Other comprehensive income (loss):
Currency translation adjustment	(18,292)	7,485	(1,308)
Comprehensive loss	$(85,108)	$(78,028)	$(56,459)
Net loss per share allocable to common stockholders:
Basic and diluted	$(1.73)	$(2.92)	$(2.28)
Weighted-average common shares outstanding:
Basic and diluted	38,638,434	29,256,203	24,218,083

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,816)	$(85,513)	$(55,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,245	1,165	902
Amortization of intangible assets	240	279	236
Foreign exchange losses (gains)	(27,703)	8,957	(1,068)
Stock-based compensation expense	17,091	9,372	7,834
Amortization of discount on investments	450	40	(531)
Deferred tax benefit	(7)	(122)	(89)
Changes in operating assets and liabilities:
Accounts receivable	(4,991)	1,149	633
Operating lease right-of-use assets and lease obligations	(24)	—	(112)
Prepaid expenses and other current assets	(1,092)	(2,895)	(1,029)
Accounts payable	10,715	(110)	22
Accrued expenses and other liabilities	2,127	7,023	3,317
Deferred revenue	9,138	(19,246)	(18,012)
Net cash used in operating activities	(59,627)	(79,901)	(63,048)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(215,839)	(66,845)	(60,413)
Proceeds from maturities of marketable securities	70,086	66,646	87,183
Purchases of intangible assets	—	—	(375)
Purchases of property and equipment	(870)	(1,287)	(2,223)
Net cash provided by (used in) investing activities	(146,623)	(1,486)	24,172
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	(572)	—	—
Proceeds from issuance of common stock, net	248,630	38,072	74,184
Proceeds from issuance of common stock - Lilly	16,477	—	—
Proceeds from stock options exercised	17,423	1,448	48
Repurchase of restricted stock units	(285)	—	—
Short-swing profit disgorgement	282	—	—
Net cash provided by financing activities	281,955	39,520	74,232
Foreign exchange impact on cash, cash equivalents and restricted cash	2,761	7,337	(2,273)
Net increase (decrease) in cash, cash equivalents and restricted cash	78,466	(34,530)	33,083
Cash, cash equivalents, and restricted cash, beginning of period	163,283	197,813	164,730
Cash, cash equivalents, and restricted cash, end of period	$241,749	$163,283	$197,813
SUPPLEMENTAL DISCLOSURES:
Non-cash right-of-use assets acquired from operating lease obligations	$2,626	$—	$3,875
Income taxes paid	$(635)	$(322)	$(320)
Non-cash purchases of property, equipment and intangibles	$—	$36	$187
Non-cash issuance of stock options	$573	$—	$—
Non-cash financing costs	$—	$71	$164
Income tax refunds received	$—	$24	$—

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$241,435	$163,082	$197,612
Restricted cash included in other assets	314	201	201
	$241,749	$163,283	$197,813

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2018	23,358,977	$2,366	$360,045	$(259,448)	$2,894	$105,857
Issuance of common stock, net	5,462,500	546	73,474	—	—	74,020
Exercise of stock options and vesting of restricted stock units	60,740	6	42	—	—	48
Stock-based compensation	—	—	7,834	—	—	7,834
Currency translation adjustment	—	—	—	—	(1,308)	(1,308)
Net loss	—	—	—	(55,151)	—	(55,151)
Balance at December 31, 2019	28,882,217	2,918	441,395	(314,599)	1,586	131,300
Issuance of common stock, net	2,451,281	265	37,906	—	—	38,171
Exercise of stock options and vesting of restricted stock units	269,455	28	1,420	—	—	1,448
Stock-based compensation	—	—	9,372	—	—	9,372
Currency translation adjustment	—	—	—	—	7,485	7,485
Net loss	—	—	—	(85,513)	—	(85,513)
Balance at December 31, 2020	31,602,953	3,211	490,093	(400,112)	9,071	102,263
Issuance of common stock, net	10,014,354	1,072	246,986	—	—	248,058
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	1,142,911	121	17,302	—	—	17,423
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Short-swing profit disgorgement	—	—	282	—	—	282
Stock-based compensation	—	—	17,091	—	—	17,091
Currency translation adjustment	—	—	—	—	(18,292)	(18,292)
Net loss	—	—	—	(66,816)	—	(66,816)
Balance at December 31, 2021	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201

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

Since inception, the Company has generated an accumulated deficit of $466.9 million as of December 31, 2021. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash, cash equivalents and marketable securities of $430.7 million as of December 31, 2021, will fund the Company’s operations beyond 2024.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2021, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway is described in Note 1 The Company.

Cash and Cash Equivalents

The Company considers all highly liquid debt securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Instruments subject to restrictions are not included in cash and cash equivalents.

Restricted Cash

The Company maintains certain cash balances restricted to withdrawal or use. Restricted cash includes cash held as collateral for certain contractual agreements and is recorded in other assets in the consolidated balance sheets.

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

With respect to cash equivalents and accounts receivable, given consideration of their short maturity, lack of historical losses and the current environment, the Company concluded there is generally no expected credit losses for these financial assets. With respect to held-to-maturity marketable securities which are comprised of debt securities, the Company evaluates expected credit losses on a pooled basis based on issuer-type which have similar credit risk characteristics. The allowance for credit losses is immaterial for all periods presented.

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

Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded in 2021, 2020 or 2019.

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

As part of the accounting for these arrangements, the Company must use judgment to determine:

a)	the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract;
b)	the transaction price under step (iii) above;
c)	the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above;
d)	whether the combined performance obligation is satisfied over time or at a point in time in step (v) above; and
e)	the appropriate method for measuring progress toward complete satisfaction of a performance obligation in step (v) above.

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

The WBSO (afdrachtvermindering speur- en ontwikkelingswerk) is a Dutch fiscal facility that provides subsidies to companies, knowledge centers and self-employed people who perform research and development activities (as defined in the WBSO Act). Under this act, a contribution is paid towards the labor costs of employees directly involved in research and development. For the years ended December 31, 2021, 2020, and 2019, the Company recognized $9.3 million, $6.0 million and $4.5 million as a reduction of research and development expenses, respectively.

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

Segment Information

The Company operates in one reportable segment, which comprises the discovery and development of innovative therapeutics.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance aligns the requirements for capitalizing implementation costs incurred in a cloud-based hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU became effective for the Company at the beginning of 2021, but had no impact on amounts or disclosures previously reported or during the year ended December 31, 2021.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU became effective for the Company at the beginning of 2021. None of the Company’s arrangements fall within the scope of ASC 808, and the adoption of this standard had no impact on amounts or disclosures previously reported or during the year ended December 31, 2021.

3. Investments in Debt Securities

Debt securities are classified in the consolidated balance sheet as follows:

	December 31,
	2021	2020
	Balance	Balance
	(in thousands)
Cash equivalents	$5,684	$17,654
Current marketable securities	168,990	44,673
Non-current marketable securities	20,297	—
Total	$194,971	$62,327

The following table summarizes debt securities by maturity at December 31, 2021 (in thousands):

Maturity	Amortized Cost
Within one year	$174,674
After one year through five years	20,297
Total	$194,971

The following table summarizes debt securities by credit-quality indicator:

	Credit Quality Indicator as of December 31, 2021
	AAA	AA- to AA+	A- to A+	Total
	(In thousands)
Money market funds	$5,684	$—	$—	$5,684
Corporate paper and notes	—	28,898	126,141	155,039
U.S. government agency securities	—	2,093	—	2,093
U.S. treasuries	—	32,155	—	32,155
Total	$5,684	$63,146	$126,141	$194,971

The credit quality indicator was derived from publicly available ratings published by Moody’s or a comparable credit rating agency, last updated as of December 31, 2021.

The following table summarizes the fair value of debt securities by major security type held at December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$5,684	$—	$—	$5,684
Corporate paper and notes	155,039	—	(160)	154,879
U.S. government agency securities	2,093	—	(7)	2,086
U.S. treasuries	32,155	—	(31)	32,124
Total	$194,971	$—	$(198)	$194,773

The following table summarizes the fair value of debt securities by major security type held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$10,156	$—	$—	$10,156
Corporate paper and notes	27,978	2	—	27,980
U.S. government agency securities	9,150	—	—	9,150
U.S. treasuries	15,043	1	(2)	15,042
Total	$62,327	$3	$(2)	$62,328

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

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Prepaid clinical and manufacturing costs	$2,146	$4,971
Prepaid general and administrative costs	2,760	2,460
Interest receivable	367	80
Other	2,175	1,058
Total	$7,448	$8,569

Restricted cash included in other assets totaled $0.3 million and $0.2 million as of December 31, 2021 and 2020, respectively. The nature of the restriction relates to amounts held as collateral for a credit card borrowing arrangement.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Laboratory equipment	$5,583	$5,695
Office equipment and furniture	1,222	1,300
Leasehold improvements	111	117
Construction in progress	1,056	496
Property and equipment	7,972	7,608
Less: accumulated depreciation and amortization	(4,423)	(3,493)
Property and equipment, net	$3,549	$4,115

Construction in progress relates to certain development and construction costs related to the office lease the Company entered into with Kadans Science Partner XII B.V. that is expected to complete during 2022. Additional details for the lease agreement is described in Note 9 Operating Leases. Depreciation and amortization expense was $1.2 million, $1.2 million and $0.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Property and equipment are predominantly located in the Netherlands.

6. Intangible assets, net

Intangible assets, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Licenses of intellectual property	$3,597	$3,898
Software licenses	266	288
Intangible assets	3,863	4,186
Less: accumulated amortization	(1,516)	(1,343)
Intangible assets, net	$2,347	$2,843

Amortization expense was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. Intangible assets are predominantly located in the Netherlands.

Amortization expense over the next five years are expected to be as follows (in thousands):

Year	Expected amortization
2022	$276
2023	213
2024	181
2025	154
2026	154
Thereafter	1,369
Total remaining value	$2,347

7. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued research and development expenses	$15,174	$15,372
Accrued personnel costs	4,861	4,854
Accrued general and administrative expenses	1,362	1,566
Other	1,109	11
Accrued expenses	$22,506	$21,803

8. Income Taxes

The components of loss from operations before income tax expense are as follows:

	Year ended December 31,
	2021	2020	2019
		(In thousands)
United States	$(8,502)	$(3,832)	$(1,363)
Netherlands	(58,075)	(81,178)	(53,594)
Total loss before income taxes	$(66,577)	$(85,010)	$(54,957)

The components of income tax expense (benefit) from continuing operations are as follows:

	December 31,
	2021	2020	2019
	(In thousands)
U.S. federal	$173	$391	$243
U.S. state	73	234	40
Total current tax expense	$246	$625	$283

U.S. federal	$(5)	$(86)	$(63)
U.S. state	(2)	(36)	(26)
Total deferred tax benefit	$(7)	$(122)	$(89)

Total income tax expense	$239	$503	$194

The Company recognizes income tax expense (benefit) based on its continuing operations in the U.S. The parent company in the Netherland has net operating losses.

The parent company is subject to income tax in the Netherlands where a greater proportion of economic activity is attributed. A reconciliation of the Netherlands statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Netherlands statutory income tax rate	25.0%	25.0%	25.0%
Changes in tax rates	5.2	10.6	1.5
Non-deductible expenses	0.7	(2.4)	(3.7)
Change in valuation allowance	(31.4)	(33.5)	(23.3)
Other	0.1	(0.3)	0.1
Effective income tax rate	(0.4)%	(0.6)%	(0.4)%

In 2020 and 2021, Dutch tax authorities enacted new tax rates applicable to future periods which impact the measurement of deferred income taxes. The effect of the change in the valuation allowance each year reflects the increase or decrease in the valuation allowance against deferred tax assets attributable to the Netherlands.

The components of the Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$78,709	$66,572
Deferred revenue	26,033	24,966
Excess interest carryforward	1,689	2,080
Lease obligation	1,006	1,058
Accrued expenses and other	478	494
Total deferred tax assets	107,915	95,170
Deferred tax asset valuation allowance	(106,440)	(93,645)
Total deferred tax assets, net of valuation allowance	1,475	1,525

Deferred tax liabilities:
Operating lease right-of-use assets	$1,002	$1,048
Other	56	67
Total deferred tax liabilities	1,058	1,115

Net deferred tax asset	$417	$410

After consideration of all positive and negative evidence, the Company believes that it is more-likely-than-not that our Netherlands deferred tax assets that are not supported by reversing temporary differences will not be realized. As a result, the Company established a valuation allowance of $106.4 million and $93.6 million as of December 31, 2021 and 2020, respectively. The increase in the valuation allowance of $12.8 million and $35.8 million for the years ended December 31, 2021 and 2020, respectively, is primarily attributable to the increase in net operating loss carryforward deferred tax assets for which a full valuation allowance applies and change in tax rates. As of December 31, 2021, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital totaled $2.2 million.

As of December 31, 2021, the Company did not have any net operating losses for U.S. federal or state income tax purposes. The Company had net operating loss carryforwards for Dutch income tax purposes of $305.1 million as of December 31, 2021. Under Dutch tax law, net operating loss carryforwards may be used to offset future taxable income in full up to €1.0 million and 50% of taxable income that exceeds €1.0 million. Effective as of January 1, 2022, these losses can be carried forward indefinitely.

As of December 31, 2021, the Company had no unrecognized tax benefits. As of December 31, 2021, the Company had no accrued interest or penalties related to underpayments of income taxes and no amounts have been recognized in the consolidated statements of operations. The Company will recognize interest and penalties related to an underpayment of income taxes in income tax expense.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The statute of limitations for assessment by the Internal Revenue Service (IRS), and Massachusetts tax authorities is closed for tax years prior to 2018. The statute of limitations for assessment by the Netherlands tax authorities is closed for tax years prior to 2016. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

9. Operating Leases

Merus N.V. has non-cancellable operating leases for its corporate headquarters in Utrecht, the Netherlands. During the year ended December 31, 2021, the Company signed a lease amendment (the “Amendment”), which extended the lease term by approximately 1.5 years ending at the end of March 2023. The Amendment did not include additional right-of-use other than the extended lease term. There is no additional renewal term included in the Amendment to consider in the estimate of the lease term.

In March 2019, Merus US, Inc. entered into a non-cancellable operating lease agreement for office space in Cambridge, Massachusetts. The lease commenced in the second quarter of 2019 and has a term of seven years, and may be extended for another five years. Given the Company’s current plans, the renewal term has not been included in the estimate of the lease term. Fixed lease payments increase annually and include an increase on an inflationary measure. Variable payments include amounts due to the lessor for additional services and cost reimbursements.

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

The components of lease cost recorded in the Company’s consolidated statement of operations and statement of cash flows were as follows:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Operating lease cost	$1,693	$1,611
Variable lease cost	408	375
Total lease cost included in operating expenses	$2,101	$1,986

Cash paid to lessors included in operating cash outflows	$1,704	$2,478

The Company’s non-lease cost and other costs paid to the lessor are primarily related to services provided by the lessor in operating the premises that includes fees, operating costs, taxes and insurance related to the leased premises.

Maturities of the Company’s operating lease obligations as of December 31, 2021 were as follows (in thousands):

Year	Operating Leases
2022	$1,616
2023	880
2024	645
2025	662
2026	222
Total lease payments	4,025
Less: amount representing interest	(274)
Total lease obligations	$3,751

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

	As of December 31,
	2021	2020
Weighted-average remaining operating lease term (in years)	3.3	4.2
Weighted-average discount rate for operating leases	4.0%	4.9%

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company may indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, such as gross negligence, willful misconduct or at times, other activities. These indemnification provisions may survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2021.

Litigation

On April 5, 2018, an unnamed third party filed a notice of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notice asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. On August 20, 2018, the Company timely responded to these submissions. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims, with further proceedings scheduled in May 2022. As this opposition proceeding continues, the Company cannot be certain that it will ultimately prevail.

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

On January 18, 2021, the Company sold 706,834 common shares, at a price of $28.295 for aggregate proceeds of $16.5 million.

On January 21, 2021, the Company sold 5,575,757 common shares, at a price of $24.75 for aggregate proceeds of $129.4 million.

On November 9, 2021, the Company sold 4,438,597 common shares, at a price of $28.50 for aggregate proceeds of $118.7 million.

12. Collaborations

Lilly

On January 18, 2021, Eli Lilly and Company (“Lilly”) agreed to pay the Company a $40.0 million, non-refundable upfront payment, and purchased 706,834 common shares at a stated price per share of $28.295, for an aggregate purchase price of $20.0 million. The Company and Lilly agreed to collaborate with respect to the discovery and research of bispecific antibodies utilizing the Company’s proprietary Biclonics® bispecific technology platform. The collaboration encompasses up to three (3) independent programs directed to the generation of T-cell re-directing bispecific antibodies that bind CD3 and a tumor associated antigen target selected by Lilly to be the subject of each program.

The objective of each program is to develop a lead compound that Lilly would be able to continue to develop through clinical trials. Lilly agreed to fund the research activities the Company conducts for each program under an agreed research plan and budget. Lilly receives an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how to exploit certain compounds and products directed to designated targets in combination with targeting CD3, or directed to such designated target(s) alone as a monospecific antibody or monospecific antibody drug conjugate, subject to rights granted by Merus to third parties under one or more existing third party agreements. Merus retains all rights not granted to Lilly. Lilly has certain rights to replace selected targets, including the right to substitute a target selection after initial selection for a period of time. The Company may be entitled to further milestones and royalties in the future dependent on development and commercialization of any resulting product.

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

Incyte

In December 2016, pending regulatory clearance, Incyte Corporation (“Incyte”) agreed to pay the Company a $120.0 million, non-refundable upfront payment, and purchased 3.2 million common shares at a stated price per share of $25.00, for an aggregate purchase price of $80.0 million. In exchange, the Company granted Incyte with a license to certain of its intellectual property and committed to collaborate with Incyte to research, discover and develop monospecific or bispecific antibodies utilizing the Company’s proprietary bispecific technology platform. The collaboration is managed by a joint steering committee in which both parties are represented and is tasked with overseeing the activities which significantly contributes to the collaboration. The collaboration may encompass up to 10 product candidates that result from the Company’s application of its proprietary Biclonics® technology platform. During the course of the initial research term, Merus proposes product candidates to Incyte, which evaluates whether to designate proposed product candidates from the Company to make a selection for further research. Proposed product candidates begin at a pre-clinical stage of development. Incyte has certain rights to replace product candidates, including the right to substitute a product candidate after initial selection. The Company would be entitled to future consideration in the form of cost reimbursements for research services, development milestones, commercialization milestones and royalties related to the programs under the arrangement.

At inception of the collaboration, two potential bispecific product candidates were under preliminary evaluation. After further research, a lead candidate was ultimately selected for the first product candidate, designated MCLA-145, and the other potential product candidate was not pursued. For the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties will conduct and share equally the costs of mutually agreed global development activities and will be solely responsible for independent development activities in each party’s respective territories. For all other programs under the arrangement to be selected by Incyte, Incyte will be responsible for all research, development and commercialization costs. The Company may elect to co-fund the development of certain of the other programs in the future, in which case costs and benefits would be shared. The Company has not elected to co-fund any programs to date.

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

As of December 31, 2021, the Company is currently engaged in clinical development activities for MCLA-145 and developing pre-clinical candidates for the other programs. Refer to Note 16, “Subsequent Events.” During the year ended December 31, 2021, the Company recognized a total of $2.0 million for achieving development milestones and received a $1.0 million payment. There were no development milestones achieved for the years ended December 31, 2020 and 2019.

ONO

In April 2014, the Company granted ONO Pharmaceuticals Co. Ltd. (“ONO”) an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination.

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

The Company received €3.7 million (approximately $4.1 million) for the year ended December 31, 2019 for development milestones. There were no development milestones achieved in the years ended December 31, 2021 and 2020.

Simcere

In January 2018, the Company granted Simcere Pharmaceuticals Group (“Simcere”) an exclusive license to develop and commercialize up to three bispecific antibodies to be produced by Merus utilizing the Company’s Biclonics® technology platform in China (the “Simcere Agreement”). The Company will retain all rights outside of China. The Company has agreed to lead research and discovery activities, while Simcere has agreed to be responsible for the Investigational New Drug (“IND”) enabling studies, clinical development, regulatory filings and commercialization of these potential product candidates in China. The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs. Refer to Note 16, “Subsequent Events.”

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

During the years ended December 31, 2021 and 2020, the Company has recognized $0.5 million for milestones achieved under the Simcere Agreement, respectively. There was no milestone achieved during the year ended December 31, 2019.

Betta

On December 10, 2018, the Company granted Betta an exclusive license to develop and commercialize in China MCLA-129, proprietary Biclonics® produced by its Biclonics® technology platform. The Company retains all rights outside of China. Betta has agreed to retain a contract manufacturing organization with experience in filing IND applications with U.S. regulatory authorities and CTAs with European regulatory authorities in order to produce clinical trial materials for the Chinese market and rest of the world. As a key strategic component of the collaboration, Betta will be responsible for IND enabling studies and manufacturing of clinical trial materials in China, which the Company intends to use to assist regulatory filing and early stage clinical development in the rest of the world.

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

During the year ended December 31, 2020, both the Company and Betta achieved a development milestone both valued at $2.0 million. The amounts are recognized as milestone revenue of $2.0 million and research and development cost of $2.0 million in the Company’s statement of operations for the year ended December 31, 2020. No milestones were achieved during the years ended December 31, 2021 and 2019, respectively.

Contract Assets, Liabilities, Revenues and Expenses

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Related Party	Third Party
	Incyte	Lilly	Other	Total
Contract assets
Accounts receivable
Balance at January 1, 2021	$—	$—	$46	$46
Billings	8,053	62,061	939	63,000
Cash receipts	(6,419)	(62,061)	(924)	(62,985)
Adjustments	—	—		—
Foreign exchange	—	—	(20)	(20)
Balance at December 31, 2021	1,634	—	41	41

Unbilled receivables
Balance at January 1, 2021	$1,623	$—	$—	$—
Accrued receivables	9,361	3,264	1,408	4,672
Billings	(8,030)	(2,061)	(939)	(3,000)
Adjustments	21	—	—	—
Foreign exchange	—	—	(16)	(16)
Balance at December 31, 2021	2,975	1,203	453	1,656

Contract liabilities
Deferred revenue
Balance at January 1, 2021	$99,004	$—	$862	$862
Allocation of contract consideration	—	43,523	—	43,523
Revenue recognized in the period	(18,864)	(14,012)	(602)	(14,614)
Foreign exchange	(6,810)	(2,158)	(38)	(2,196)
Balance at December 31, 2021	73,330	27,353	222	27,575
Less: current portion	(18,048)	(16,391)	(222)	(16,613)
Non-current balance at December 31, 2021	55,282	10,962	—	10,962

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte is a related party as a shareholder, as more fully described in Note 15.

	For the Year Ended December 31, 2021
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$18,864	$14,012	$602	$14,614
Reimbursement revenue	8,740	3,332	1,057	4,389
Milestones	2,000	—	500	500
Total collaboration revenue	$29,604	$17,344	$2,159	$19,503

Operating expenses:
Research and development expense	$1,223	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,223	$—	$151	$151

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,864	$—	$602	$602

	For the Year Ended December 31, 2020
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$18,193	$—	$895	$895
Reimbursement revenue	8,387	—	(12)	(12)
Milestones	—	—	2,480	2,480
Total collaboration revenue	$26,580	$—	$3,363	$3,363

Operating expenses:
Research and development expense	$2,036	$—	$1,944	$1,944
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$2,036	$—	$1,944	$1,944

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,193	$—	$938	$938

	For the Year Ended December 31, 2019
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$17,839	$—	$839	$839
Reimbursement revenue	7,992	—	252	252
Milestones	—	—	4,426	4,426
Total collaboration revenue	$25,831	$—	$5,517	$5,517

Operating expenses:
Research and development expense	$680	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$680	$—	$—	$—

Revenue recognized that was included in deferred revenue at the beginning of the period	$17,839	$—	$1,141	$1,141

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

The number of common shares authorized for issuance for future grants under the 2016 Plan as of January 1, 2022 totaled 2,836,603.

Share-Based Compensation Expense

Share-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$7,167	$2,969	$3,186
General and administrative	9,924	6,403	4,648
Total	$17,091	$9,372	$7,834

As of December 31, 2021, stock-based compensation expense related to unvested shares was $11.9 million. These shares are expected to vest and related costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Stock Option Valuation

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. During the year ended December 31, 2020, the Company switched to using the Black-Scholes option-pricing model as part of its option plan administration system change. For the year ended December 31, 2019, a Hull-White option-pricing model was used. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.3%	2.5%
Contractual life of options (years)	10.0	10.0	10.0
Expected term of options (years)	6.1	6.3	N/A
Expected volatility of underlying stock	85.7%	86.1%	87.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

Stock Option Activity

The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(In thousands)
Outstanding at January 1, 2021	3,748,911	$15.59
Granted	1,522,210	23.78
Exercised	(1,104,029)	15.90
Forfeited or expired	(182,625)	20.43
Outstanding at December 31, 2021	3,984,467	$18.40	7.4	$53,445
Exercisable at December 31, 2021	1,841,578	$15.64	5.8	$29,825

	Year Ended December 31,
	2021	2020
Weighted-average fair value of options granted	$17.01	$11.75

RSU Activity

The following is a summary of RSU activity for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2021	59,775	$16.48
Granted	24,976	23.40
Vested	(38,882)	17.17
Forfeited	(35,869)	17.15
Non-vested at December 31, 2021	10,000	$25.56

Intrinsic Value of Stock Options Exercised and Vested RSUs

	Year Ended December 31,
	(In thousands)
	2021	2020
Total fair value of RSUs vested	$903	$961
Aggregate intrinsic value of options exercised	10,774	1,750

Post-Employment Benefit Plan

The Company has established a post-employment benefit plan for employees of the Netherlands that entitles executive officers and other staff members to retire at the age of 67 and receive annual payments based upon the average salary earned during the service period. The Company has insured the benefit liabilities through purchased non-participating annuities from an insurance company and has no other obligation other than to pay the annual insurance premiums to the insurance company. After purchasing the insurance, the Company has no further obligation (legal or constructive) to pay further amounts if the insurance fund has insufficient assets to pay all employee benefits relating to current and prior service. Contributions to purchase non-participating annuities are expensed as incurred as service costs. Company contributions to the post-employment benefit plan totaled $2.9 million, $2.0 million, and $1.3 million in the years ended December 31, 2021, 2020, and 2019, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) Plan totaled $0.1 million for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Executive Settlement

In December 2019, in connection with the departure of the Chief Executive Officer of the Company, the Company awarded benefits, including the following: cash compensation of $0.9 million, a grant of 30,000 RSUs, extended vesting of his equity incentive awards through June 30, 2021 and extended exercisability of his equity incentive awards through December 31, 2021. The cash compensation was paid by the Company in January 2020. There were no substantive service conditions associated with the benefits awarded other than the passage of time. The Company incrementally recognized $1.8 million in general and administrative expense associated with these benefits in the consolidated statement of operations for the year ended December 31, 2019.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. During the three months ended September 30, 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Settlement Agreement, extending Mr. Throsby’s consulting services period to November 30, 2021. The 2nd Amendment extends the post-termination expiration period of his outstanding options to February 28, 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument.  The Company recognized a $1.0 million net loss associated with the derivative instrument included as other losses, net in the statement of operations for the year ended December 31, 2021.

14. Loss per Share

The two-class method was not applied for the years ended December 31, 2021, 2020 and 2019 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands except per share data)
Net loss	$(66,816)	$(85,513)	$(55,151)
Weighted average shares outstanding	38,638,434	29,256,203	24,218,083
Basic and diluted loss per share allocable to common stockholders	$(1.73)	$(2.92)	$(2.28)

15. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 12. Incyte is a shareholder with holdings representing approximately 8.2%, 10.1% and 11.1% of the outstanding shares of the Company as of December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021, Incyte’s holdings of the Company’s outstanding shares fell below 10.0% of the Company’s total outstanding shares due to the Company issuing additional shares of common stocks through various financing events of 2021. These consolidated financial statements present Incyte as a related party in order to simplify the presentation and clearly display transactional amounts incurred between Incyte and the Company, given the related party relationship in effect for a portion of the year.

16. Subsequent Events

In January 2022, the Company and Simcere agreed to terminate the Simcere Agreement, effective March 30, 2022 .

In January 2022, the Company announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, from the parties joint collaboration agreement executed in 2017.  At inception of the collaboration, for the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties conducted and shared equally the costs of mutually agreed global development activities. Incyte’s opt-out of ex-U.S. rights to MCLA-145 provides the Company the exclusive right to develop and commercialize potential MCLA-145 products globally. Under the collaboration, Incyte will continue to support the program for a limited time while ex-U.S. activities are transitioned to the Company, and Incyte will also retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.