Form 10-Q
period 2022-03-31
Merus N.V.
filed 2022-05-09
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2022, the registrant had 43,550,059 common shares, nominal value €0.09 per share, outstanding.

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
•

We have a limited operating history, have not completed any registrational clinical trials, and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.

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

•

We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies, clinical trials, chemistry, manufacturing and controls and potential development of a companion diagnostic. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our antibody candidates and our business could be substantially harmed.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$194,575	$241,435
Marketable securities	164,239	168,990
Accounts receivable	2,671	1,697
Accounts receivable (related party)	—	4,609
Prepaid expenses and other current assets	18,248	7,448
Total current assets	379,733	424,179
Marketable securities	25,466	20,297
Property and equipment, net	3,509	3,549
Operating lease right-of-use assets	3,334	3,733
Intangible assets, net	2,233	2,347
Deferred tax assets	80	417
Other assets	3,145	2,078
Total assets	$417,500	$456,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,388	$13,237
Accrued expenses and other liabilities	20,948	22,506
Income taxes payable	—	—
Current portion of lease obligation	1,491	1,494
Current portion of deferred revenue	33,696	16,613
Current portion of deferred revenue (related party)	—	18,048
Total current liabilities	61,523	71,898
Lease obligation	1,874	2,257
Deferred revenue, net of current portion	56,630	10,962
Deferred revenue, net of current portion (related party)	—	55,282
Total liabilities	120,027	140,399
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized as at March 31, 2022 and December 31, 2021; 43,549,325 and 43,467,052 shares issued and outstanding as at March 31, 2022 and December 31, 2021, respectively	$4,489	$4,481
Additional paid-in capital	794,074	787,869
Accumulated other comprehensive income	(15,269)	(9,221)
Accumulated deficit	(485,821)	(466,928)
Total stockholders’ equity	297,473	316,201
Total liabilities and stockholders’ equity	$417,500	$456,600

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$11,655	$1,599
Collaboration revenue (related party)	—	6,751
Total revenue	11,655	8,350
Operating expenses:
Research and development	26,975	20,806
General and administrative	11,753	9,333
Total operating expenses	38,728	30,139
Operating loss	(27,073)	(21,789)
Other (loss) income, net:
Interest (expense) income, net	106	(82)
Foreign exchange gains	7,730	12,203
Other (losses) gains , net	458	(437)
Total other income, net	8,294	11,684

Net loss before income taxes	(18,779)	(10,105)
Income tax expense	114	49
Net loss	$(18,893)	$(10,154)
Other comprehensive loss:
Currency translation adjustment	(6,048)	(9,391)
Comprehensive loss	$(24,941)	$(19,545)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.43)	$(0.28)
Weighted-average common shares outstanding: Basic and diluted	43,490	36,210

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,893)	$(10,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	283	324
Amortization of intangible assets	68	74
Foreign exchange gain	(7,790)	(12,056)
Stock-based compensation expense	5,334	3,400
Amortization of discount on investments	297	35
Deferred tax expense	337	369
Changes in operating assets and liabilities:
Accounts receivable	3,549	(340)
Operating lease right-of-use assets and lease obligations	14	(17)
Prepaid expenses and other current assets	(12,152)	(1,574)
Accounts payable	(7,635)	756
Accrued expenses and other liabilities	(1,146)	1,130
Deferred revenue	(8,663)	37,396
Net cash provided by (used in) operating activities	$(46,397)	$19,343
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	$(55,142)	$(20,645)
Proceeds from maturities of marketable securities	54,517	18,128
Purchases of property and equipment	(342)	(157)
Net cash used in investing activities	$(967)	$(2,674)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	$—	$129,568
Proceeds from issuance of common stock - Lilly	—	16,477
Proceeds from stock options exercised	879	4,697
Repurchase of restricted stock units	—	(285)
Net cash provided by financing activities	$879	$150,457
Foreign exchange impact on cash, cash equivalents and restricted cash	(377)	(3,070)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,862)	164,056
Cash, cash equivalents, and restricted cash, beginning of period	241,749	163,282
Cash, cash equivalents, and restricted cash, end of period	$194,887	$327,338
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$—	$66
Non-cash purchases of property, equipment and intangibles	$—	$25
Non-cash issuance of stock options	$—	$572
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	194,575	327,137
Restricted cash included in non-current other assets	312	201
	$194,887	$327,338

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	$3,940	$643,183	$(410,266)	$(320)	$236,537

Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473

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

Since inception, the Company has generated an accumulated deficit of $485.8 million as of March 31, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $$384.3 million as of March 31, 2022, will fund the Company’s operations beyond 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2022 and 2021 are referred to as the first quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2021, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2022, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in Note 1 Overview.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2022	December 31, 2021
	(in thousands)
Money market funds	$5,232	$5,684
Corporate paper and notes	135,469	155,039
U.S. government agency securities	6,082	2,093
U.S. treasuries	48,154	32,155
Total	$194,937	$194,971

Fair value of debt securities	$194,165	$194,773

	March 31, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$5,232	$5,684
Current marketable securities	164,239	168,990
Non-current marketable securities	25,466	20,297
Total	$194,937	$194,971

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Prepaid research and development expenses	$10,049	$2,146
Prepaid general and administrative expenses	5,269	2,760
Interest receivable	496	367
Other	2,434	2,175
Total	$18,248	$7,448

Accrued expenses and other liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued research and development expenses	$15,593	$15,174
Accrued general and administrative expenses	1,994	4,861
Accrued personnel costs	2,695	1,362
Other	666	1,109
Total	$20,948	$22,506

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
U.S. federal	$(171)	$(226)
U.S. state	(52)	(94)
Total current income tax benefit	$(223)	$(320)

U.S. federal	$238	$261
U.S. state	99	108
Total deferred income tax expense	$337	$369

Total income tax expense	$114	$49

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

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party filed a notice of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notice asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. On August 20, 2018, the Company timely responded to these submissions. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO (the “TBA”) seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims. The TBA issued a communication on April 20, 2022, issuing preliminary appreciation of matters concerning the appeal, but which are not binding on the board and are subject to an oral proceeding scheduled for May 10, 2022. As this opposition proceeding continues, the Company cannot be certain that it will ultimately prevail.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2026. There have been no changes in the Company’s lease arrangements for the three months ended March 31, 2022.

The components of lease expense for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Lease cost
Operating lease cost	$385	$418
Variable lease cost	76	91
Total lease cost included in operating expenses	$461	$509
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$399	$435

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

As of March 31, 2022, research activities are on-going. No milestones have been achieved to date.

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

In January 2022, the Company announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, from the parties joint collaboration agreement executed in 2017. At inception of the collaboration, for the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties conducted and shared equally the costs of mutually agreed global development activities. Incyte’s opt-out of ex-U.S. rights to MCLA-145 provides the Company the exclusive right to develop and commercialize potential MCLA-145 products globally. Under the collaboration, Incyte will continue to support the program for a limited time while ex-U.S. activities are transitioned to the Company, and Incyte will retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.

There were no development or commercialization milestones achieved during the three months ended March 31, 2022.

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

Simcere

In January 2018, the Company granted Simcere Pharmaceuticals Group (“Simcere”) an exclusive license to develop and commercialize up to three bispecific antibodies in China to be produced by Merus utilizing the Company’s Biclonics® technology platform (the “Simcere Agreement”). The Company received an upfront, non-refundable payment of $2.75 million, relating to three separate research programs.

At inception of the arrangement, the Company identified three performance obligations comprised of the combined delivery of a license and performance of research and development activities with respect to each program. The Company performed research and development activities to achieve candidate nomination. The Company concluded that these activities were not distinct from the underlying license for each program as Simcere would not be able to benefit from the license apart from research and development activities at this phase of development.

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

The Company has achieved three milestones under this agreement and has received an aggregate of $1.8 million in milestone payments. In January 2022, the Company and Simcere terminated the Simcere Agreement, effective March 30, 2022.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2022	$1,634	$—	$41	$1,675
Billings	2,888	1,186	489	4,563
Cash receipts	(4,522)	(1,186)	(482)	(6,190)
Adjustments	—	—	—	—
Foreign exchange	—	—	2	2
Balance at March 31, 2022	—	—	50	50

Unbilled receivables
Balance at January 1, 2022	$2,975	$1,203	$453	$4,631
Accrued receivables	1,551	958	49	2,558
Billings	(2,888)	(1,186)	(489)	(4,563)
Adjustments	—	—	—	—
Foreign exchange	—	—	(5)	(5)
Balance at March 31, 2022	1,638	975	8	2,621

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2022	$73,330	$27,353	$222	$100,905
Allocation of contract consideration	—	—	—	—
Revenue recognized in the period	(4,402)	(4,038)	(222)	(8,662)
Foreign exchange	(1,416)	(501)	—	(1,917)
Balance at March 31, 2022	67,512	22,814	—	90,326
Less: current portion	(17,689)	(16,007)	—	(33,696)
Non-current balance at March 31, 2022	49,823	6,807	—	56,630

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte was a related party as more fully described in Note 10.

Contract Revenues and Expenses

	Three Months Ended March 31, 2022
	(In thousands)
	Incyte	Lilly	Other	Total
Upfront payments	$4,402	$4,038	$222	$8,662
Reimbursement revenue	1,964	979	—	2,943
Milestones	—	—	—	—
Other	—	—	50	50
Total collaboration revenue	$6,366	$5,017	$272	$11,655
Operating expenses:
Research and development expense	$360	$—	$—	$360
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$360	$—	$—	$360
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,402	$4,038	$222	$8,662

	Three Months Ended March 31, 2021
	(In thousands)
	Incyte	Lilly	Other	Total
Upfront payments	$4,734	$1,146	$190	$6,070
Reimbursement revenue	2,017	263	—	2,280
Milestones	—	—	—	—
Total collaboration revenue	$6,751	$1,409	$190	$8,350
Operating expenses:
Research and development expense	$359	$—	$—	$359
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$359	$—	$—	$359
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,734	$—	$190	$4,924

9. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$2,450	$1,637
General and administrative	2,884	1,763
Total	$5,334	$3,400

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $24.92 per option for the 1,522,250 options granted during the three months ended March 31, 2022. The following assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2022.

Volatility	76.2%
Risk-free interest rate	1.6%
Expected holding period (in years)	6.1
Dividend yield	-

In addition, the Company granted 20,000 RSUs during the three months ended March 31, 2022 with a weighted average grant date fair value of $24.61 per unit.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021.  In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Settlement Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument.  The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022

10. Related Party Transactions

•

In 2006, the Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 8. Incyte’s holdings of the Company’s total outstanding shares fell below 10.0% due to the Company issuing additional shares of common stocks through various financing events of 2021. Effective January 1, 2022, these unaudited condensed consolidated financial statements no longer present the Company’s transactions with Incyte separately as related party. Incyte holds approximately 8.2% of the outstanding shares of the Company as of March 31, 2022. See Note 8 for additional details of transactional activities between Incyte and the Company for the three months ended March 31, 2022.

11. Subsequent Events

In April 2022, the lease agreement between the Company and Kadans Science Partner XII B.V. (“Kadans”) commenced. The Company has begun certain fit-out construction on approximately 5,030 square meters of office and laboratory space in the premises, which is expected to complete on or around December 2022. The lease provides for a base rent of approximately €1.3 million per annum. The rent amount is subject to adjustment based on the consumer price index (the “CPI”) annually, subject to certain limitations if the CPI is greater than 3.0%. The initial term of the lease is ten years with two 5-year renewal options following the initial term, unless earlier terminated by the Company or Kadans, except that the earliest Kadans may terminate the lease is 20 years from the completion date of the premise construction. The Company is currently assessing the impact of the lease agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 (petosemtamab) for the potential treatment of solid tumors; and MCLA-145 for the potential treatment of solid tumors, and MCLA-129, for the potential treatment of lung and other solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $384.3 million as of March 31, 2022 will be sufficient to fund our operations beyond 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®)

NRG1 gene fusion (NRG1+) Cancers: Phase 1/2 eNRGy trial clinical update planned for the first half of 2022 at ASCO

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. On April 27, we announced the selection for an abstract for an oral presentation at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting, highlighting updated interim clinical data for the targeted bispecific antibody, zenocutuzumab (Zeno), in NRG1 fusion positive (NRG1+) cancer.

The abstract highlighting interim clinical data will be available on May 26 at 5:00 p.m. ET and an oral presentation, containing an updated interim clinical data analysis, will be presented to meeting attendees and via a live stream to online-only meeting attendees, during the Clinical Science Symposium, Bispecifics: Are Two Better Than One?, session on June 5 from 9:45-11:15 a.m. CT. The presentation will be available on the Merus website shortly after the live presentation..

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

Petosemtamab, or “Peto” (MCLA-158: Lgr5 x EGFR Biclonics®): Solid Tumors

Dose expansion continues in phase 1 trial: clinical update planned for second half of 2022

We are developing petosemtamab for the potential treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase. In October 2021, we presented interim clinical data in patients with advanced head and neck squamous cell carcinoma (HNSCC) at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the safety and efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled and seven were evaluable for an interim efficacy analysis by investigator assessment. Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. Enrollment of patients continues in the expansion phase of the open-label, multicenter trial. We plan to provide a clinical update in the second half of 2022.

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

Phase 1 trial advancing: clinical update planned for second half of 2022

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

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. We have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the first quarter ended March 31, 2022, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

In response to the spread of COVID-19, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, and employ periodically social distancing and impose other requirements consistent with current government guidance. Further, we require that our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the Center for Disease Control and Prevention (CDC), federal, state and local regulations for the U.S. and Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM) for the Netherlands.  While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on Company-operated premises, we cannot guarantee that traveling to and from and visiting the offices will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

At this time, there remains significant uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Discussion and Analysis of our Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Incyte	$6.4	$6.8	$(0.4)
Lilly	5.0	1.4	3.6
Other	0.3	0.1	0.2
Total revenue	11.7	8.3	3.4

Collaboration revenue for the three months ended March 31, 2022 increased by $3.4 million as compared to the three months ended March 31, 2021, primarily as a result of an increase from Lilly upfront payment amortization and reimbursement revenues of $3.6 million offset by a decrease from Incyte upfront payment amortization and reimbursement revenues of $0.5 million. The Lilly collaboration commenced during the first quarter of 2021 resulting in recognition of upfront payment amortization and reimbursement revenues in the first quarter of 2021. For the first three months ended March 31, 2022 research was ongoing for the full period resulting in higher collaboration revenue compared to the first quarter of 2021 as the contract was signed January 18, 2021. Lilly collaboration revenues of $5.0 million represents the revenue recognized for the three months ended March 31, 2022. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2022, we had total deferred revenue of $90.3 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next four and two years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Research and development	$27.0	$20.8	$6.2
General and administrative	11.7	9.3	2.4
Total operating expenses	$38.7	$30.1	$8.6

Research and development expense for the three months ended March 31, 2022 increased by $6.2 million as compared to the three months ended March 31, 2021, primarily as a result of an increase in external costs of clinical services and drug manufacturing costs related to our programs of $3.7 million and personnel related expenses including stock-based compensation of $2.1 million due to an increase in employee headcount.

General and administrative expense for the three months ended March 31, 2022 increased by $2.4 million as compared to the three months ended March 31, 2021, primarily as a result of an increase in stock-based compensation expense of $1.1 million, consulting costs of $0.7 and personnel related expenses of $0.6 million due to an increase in employee headcount.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Interest (expense) income, net	$0.1	$(0.1)	$0.2
Foreign exchange gains	7.7	12.2	(4.5)
Other losses	0.5	(0.4)	0.9
Total other income, net	$8.3	$11.7	$(3.4)

Other income, net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Current	$(0.2)	$(0.3)	$0.1
Deferred	0.3	0.4	(0.1)
Total tax expense (benefit), net	$0.1	$0.1	$—

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

Net Loss

Net loss for the three months ended March 31, 2022 was $18.9 million, compared to net loss for the three months ended March 31, 2021 of $10.2 million. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2022, we had $384.3 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

Funding Requirements

Our primary uses of capital are clinical trial costs, chemistry, manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the year ended December 31, 2021, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements beyond 2024. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Net cash provided by (used in) operating activities	$(46.4)	$19.3	$(65.7)
Net cash used in investing activities	(1.0)	(2.7)	1.7
Net cash provided by financing activities	0.9	150.5	(149.6)

Net cash used in operating activities during the three months ended March 31, 2022 increased by $65.7 million as compared to the three months ended March 31, 2021, primarily due to an increase in cash expenses of $19.0 due to payments made to manufacturing suppliers related to Zeno combined with the effects of operating cash receipts related to revenue arrangements principally from the receipt of payments received from Lilly of $43.5 million during the three months ended March 31, 2021.

Net cash used in investing activities during the three months ended March 31, 2022 principally reflects $55.1 million of purchases of marketable securities partially offset by maturities of marketable securities of $54.5 million. Net cash used in investing activities during the three months ended March 31, 2021 principally reflects $20.6 million of purchases of marketable securities, offset by maturities of marketable securities of $18.1 million.

Net cash provided by financing activities during the three months ended March 31, 2022 decreased primarily due to proceeds received from the issuance of common stock of $129.6 million, proceeds from the stock issuance to Lilly of $16.5 million, and a greater proceeds from stock option exercise of $4.7 million during the three months ended March 31, 2021 compared to the proceeds from stock option exercise of $0.9 million for the three months ended March 31, 2022.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of March 31, 2022, marketable securities were $189.7 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations. We had no outstanding debt that is subject to interest rate risk as of March 31, 2022.

Foreign Currency and Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our sales are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% change in foreign currency exchange rates applicable to our business would have had an impact on our results for the three months ended March 31, 2022, of $6.5 million.

Impact of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $18.9 million and $10.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $485.8 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that our expenses will increase substantially as we:

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte and Eli Lilly. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. We have not completed development of any Biclonics® or any other drugs or biologics.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund our operations beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the cost, progress and results of our ongoing clinical trials of zenocutuzumab and the phase 1 clinical trials of petosemtamab, MCLA-145 and the phase 1/2 clinical trial of MCLA-129;
•	the success of our collaborations with Incyte and with Lilly to develop antibody candidates;
•	the cost of manufacturing clinical supplies of our bispecific antibody candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other antibody candidates;
•	the costs, timing and outcome of regulatory review of any of our antibody candidates;
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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, petosemtamab, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 3 or other registrational risks related to the develpo clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•

business interruptions resulting from geo-political actions, including war, riots and terrorism, as well as the conflict between Russia and Ukraine, or natural disasters including earthquakes, typhoons, floods, fires, epidemics or public health emergencies and U.S. or non-U.S. governmental actions or restrictions related thereto.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work remotely pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands have been and may in the future be restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees of our subsidiary located in the U.S. have been and may in the future be restricted in the manner of travel to the Netherlands. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, and periodically employ social distancing and impose other requirements consistent with current government guidance. Further, we require that our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the CDC, federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls associated with our clinical candidates, including as it relates to challenges for sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19 or due to supply chain issues related to the COVID-19 pandemic, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, which may delay or prevent our development of our antibody candidates, including zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor shortages associated with these chemistry, manufacturing and controls, or pre-clinical development activities due to the periodic restrictions on travel and work globally and staff shortages, which may force us to reduce related workflows until such work and travel restrictions are lifted or staff issues resolved. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145, and MCLA-129. Over the quarter ended March 31, 2022 and to date, we have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or early-to-mid-stage clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, petosemtamab, MCLA-129 or MCLA-145, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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

To date, we have not completed any registrational clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, petosemtamab, MCLA-145, and MCLA-129 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

On January 17, 2022, the United Kingdom MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on 14 March 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the United Kingdom chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the United Kingdom.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab on June 4, 2021, at the American Society of Clinical Oncology, or ASCO, 2021 Annual Meeting, with a safety cut-off date of January 12, 2021. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions. Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. In the Phase 1 clinical trial of petosemtamab, we plan to enroll up to 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. In the Phase 1/2 clinical trial of MCLA-129, we plan to enroll up to 150 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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
•

the data collected from clinical trials of our antibody candidates may not be sufficient in amount or quality to support the submission of a BLA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaborators may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate: (i) the regulations of the FDA and other regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; (iv) laws that require the reporting of true, complete and accurate financial information and data; or (v) their representations to us regarding their capabilities and performance under existing or future agreements. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Additionally, we are subject to the risk that misrepresentations regarding an independent contractors, principal investigators, CROs, consultants, vendors and collaborators’ capabilities and performance under existing or future agreements may lead us to rely upon them for important strategic or operational matters, which could have a significant adverse impact on our business and results of operations.

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

If safe and effective use of any of our antibody candidates depends on a diagnostic that is not otherwise commercially available, then the FDA may require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our antibody candidates, if at all or as a post-marketing commitment. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. If a satisfactory companion diagnostic is not commercially available, we may be required to develop or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostics is time consuming and costly and associated with numerous risks and uncertainties.

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

We face potential liability related to the privacy of health or other personal information we obtain from clinical trials sponsored by us or our collaborators, from research institutions, and directly from individuals.

Most health care providers, including research institutions from which we or our collaborators obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by HITECH. HIPAA imposes privacy, security and data breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective “business associates” (individuals or entities that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors). Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations. Any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered health care provider or research institution that has not satisfied HIPAA’s requirements for the disclosure of such information.

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

The United States and global data protection landscape is rapidly evolving, and we may be affected by or subject to new or amended laws and regulations in the future. Certain states have also adopted privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, California enacted the California Consumer Privacy Act (CCPA) which went into effect on January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to delete and to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of certain personal information depending on the context. Further, the California Privacy Rights Act (CPRA) was voted into law by California residents. The CPRA significantly expands the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and which could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

On March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other thing, impact how regulated businesses collect and process personal data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the

CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition, our ability to operate in certain jurisdictions and our reputation.

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

We are also subject to EU/national laws on personal data export, as we may transfer personal data from the EU/EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. In addition, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative mechanisms to lawfully transfer data to the US). These restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under standard contractual clauses will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Data  Protection Board, an independent European body contributing to the consistent application of data protection rules throughout the EU and composed of representatives of the EU supervisory authorities and the European Data Protection Supervisor, clarified that the transfer impact assessment requirement not only applies to standard contractual clauses, but all transfer mechanisms provided for in Article 46 GDPR (e.g., binding corporate rules applicable between group entities,  codes of conduct approved by supervisory authorities). The European Commission issued revised standard contractual clauses on June 4, 2021 in order to replace the former sets that were adopted under the previous (repealed) Data Protection Directive 95/46 and align with the currently applicable GDPR provisions, as well as to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses can only be applied to international transfers if the relevant data exporter established outside the EEA is not subject to the GDPR for the given processing. This situation leads to uncertainty with respect to the scope of the revised standard contractual clauses’ applicability, particularly whether they can be relied on for data transfers to non-EEA entities, where processing is subject to the GDPR. The EDPB stresses that insofar as a data exporter is already subject to the GDPR for the given processing, less protection/safeguards are needed. This does, however, not lift the obligation to apply a transfer tool to legitimize the international transfer. According to the EDPB, adequate tools in this regard could be ad hoc contractual clauses (in keeping with Article 49 GDPR) or another set of standard contractual clauses, approved by the EC for this specific purpose (not yet existent)..  As the EC, EDPB or supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

The US government and European Commission are currently working on an adequacy decision that would replace the invalidated EU-U.S. Privacy Shield. However, adoption of this framework remains uncertain in the foreseeable future.

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

If we fail to obtain orphan drug designation for our antibody candidates, or obtain or maintain orphan drug exclusivity for our products, or lose or fail to add to such designation for zenocutuzumab in the United States, our competitors may sell products to treat the same conditions and our revenue will be reduced.

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

While we have hired a Chief Commercial Officer, we currently have no marketing, sales and distribution capabilities because all of our antibody candidates are still in clinical or pre-clinical development. If any of our antibody candidates are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our antibody candidates, or to outsource this function to a third party. Either of these options would be expensive and time consuming. These costs may be incurred in advance of any approval of our antibody candidates. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure, delay or inadequacy in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any approved products.

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

We have never commercialized an antibody candidate. While we have hired a Chief Commercial Officer, we currently have no sales force, marketing or distribution capabilities. To achieve commercial success for our antibody candidates, if approved, which we may license to others, we will rely on the assistance and guidance of those collaborators. For antibody candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. Outside consultants may be relied upon to provide advice on commercialization strategies, which may fail to deliver or provide effective guidance to maximize any commercial opportunity, if any, that may arise from our antibody candidates.

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

If our collaboration and license agreement with Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with the Ono license agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Betta Pharma that permit us to supervise its development efforts for MCLA-129, for which it has development and product rights in China, we cannot guarantee that this clinical antibody candidate will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development or in a manner that does not detract from our development of MCLA-129 outside of China. Ono is currently pursuing at least one antibody program generated by us under a license agreement with Merus through use of our proprietary Biclonics® platform. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should any of the Betta Pharma collaborations or Ono license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

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

We expect to continue to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug and clinical development, regulatory affairs, medical affairs, commercialization, sales and marketing. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Shares

Future sales, or the possibility of future sales, of a substantial number of our common shares could adversely affect the price of the shares.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. Subject to that, these shares can be freely sold in the public market. In addition, in connection with entering into the Lilly Collaboration Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares. Eli Lilly’s ability to sell these common shares is subject to certain limitations.

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

We are no longer an “emerging growth company” or a “smaller reporting company,” and as a result, we are required to comply with various disclosure and compliance requirements that did not previously apply, such as the auditor attestation requirements of The Sarbanes-Oxley Act of 2002 (SOX) Section 404(b), the requirement that we hold a nonbinding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved, and the requirement to provide full and more detailed executive compensation disclosure. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to delisting proceedings by the stock exchange on which our common shares are listed, or sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We will continue to incur increased costs as a result of operating as a public company with limited liability (naamloze vennootschap), and our management team is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly now that we no longer qualify as an emerging growth company or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses related to our operation as a public company. The Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, or Nasdaq, and other applicable securities rules and regulations impose various requirements on reporting public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our board of directors and other personnel continues to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Pursuant to Section 404(a) of SOX (Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K. Additionally, we are no longer an emerging growth company or smaller reporting company and are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404(a), we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources and have engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to maintain effective internal control over financial reporting as required by Section 404. Material weaknesses or significant deficiencies in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 5. Other Information

None.

Item 6.Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.1	Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V. (English translation)					*
10.2	Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V. (English translation)]					*
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

Dated: May 9, 2022

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer