Form 10-Q
period 2022-06-30
Merus N.V.
filed 2022-08-08
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 45,878,167 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the anticipated impact of the COVID-19 pandemic on our business and operations, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies, clinical trials, chemistry, manufacturing and controls and potential development of a companion diagnostic. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our antibody candidates or we may be subject to other significant negative consequences following marketing approval, if any and our business could be substantially harmed.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$213,930	$241,435
Marketable securities	162,177	168,990
Accounts receivable	3,896	1,697
Accounts receivable (related party)	—	4,609
Prepaid expenses and other current assets	18,822	7,448
Total current assets	398,825	424,179
Marketable securities	20,694	20,297
Property and equipment, net	6,179	3,549
Operating lease right-of-use assets	13,589	3,733
Intangible assets, net	2,076	2,347
Deferred tax assets	241	417
Other assets	3,189	2,078
Total assets	$444,793	$456,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,961	$13,237
Accrued expenses and other liabilities	21,257	22,506
Income taxes payable	—	—
Current portion of lease obligation	1,331	1,494
Current portion of deferred revenue	30,714	16,613
Current portion of deferred revenue (related party)	—	18,048
Total current liabilities	60,263	71,898
Lease obligation	12,291	2,257
Deferred revenue, net of current portion	45,630	10,962
Deferred revenue, net of current portion (related party)	—	55,282
Total liabilities	118,184	140,399
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized as at June 30, 2022 and December 31, 2021; 45,866,820 and 43,467,052 shares issued and outstanding as at June 30, 2022 and December 31, 2021, respectively	4,711	4,481
Additional paid-in capital	848,623	787,869
Accumulated other comprehensive income	(35,190)	(9,221)
Accumulated deficit	(491,535)	(466,928)
Total stockholders’ equity	326,609	316,201
Total liabilities and stockholders’ equity	$444,793	$456,600

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$12,684	$5,118	$24,339	$6,717
Collaboration revenue (related party)	—	7,261	—	14,012
Total revenue	12,684	12,379	24,339	20,729
Operating expenses:
Research and development	31,096	24,612	58,071	45,418
General and administrative	12,695	10,569	24,448	19,902
Total operating expenses	43,791	35,181	82,519	65,320
Operating loss	(31,107)	(22,802)	(58,180)	(44,591)
Other (loss) income, net:
Interest (expense) income, net	316	(51)	422	(133)
Foreign exchange gains (loss)	24,607	(4,525)	32,337	7,678
Other (losses) gains , net	601	52	1,059	(385)
Total other income (loss), net	25,524	(4,524)	33,818	7,160

Net loss before income taxes	(5,583)	(27,326)	(24,362)	(37,431)
Income tax expense	131	62	245	111
Net loss	$(5,714)	$(27,388)	$(24,607)	$(37,542)
Other comprehensive loss:
Currency translation adjustment	(19,921)	3,475	(25,969)	(5,916)
Comprehensive loss	$(25,635)	$(23,913)	$(50,576)	$(43,458)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.13)	$(0.71)	$(0.56)	$(1.01)
Weighted-average common shares outstanding: Basic and diluted	43,636	38,376	43,781	37,299

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,607)	$(37,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	538	634
Amortization of intangible assets	135	147
Foreign exchange gain	(50,072)	(7,611)
Stock-based compensation expense	11,996	7,959
Amortization of discount on investments	504	48
Deferred tax expense	176	270
Changes in operating assets and liabilities:
Accounts receivable	2,014	(2,097)
Operating lease right-of-use assets and lease obligations	18	(11)
Prepaid expenses and other current assets	4,014	(1,852)
Accounts payable	(6,068)	3,190
Accrued expenses and other liabilities	486	3,207
Deferred revenue	(17,265)	28,704
Net cash provided by (used in) operating activities	(78,131)	(4,954)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(120,006)	(24,850)
Proceeds from maturities of marketable securities	126,293	28,163
Purchases of property and equipment	(3,200)	(260)
Net cash provided by investing activities	3,087	3,053
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	48,015	129,398
Proceeds from issuance of common stock - Lilly	—	16,477
Proceeds from stock options exercised	1,063	6,728
Repurchase of restricted stock units	—	(285)
Net cash provided by financing activities	49,078	152,318
Foreign exchange impact on cash, cash equivalents and restricted cash	(1,176)	(2,027)
Net increase (decrease) in cash, cash equivalents and restricted cash	(27,142)	148,390
Cash, cash equivalents, and restricted cash, beginning of period	241,749	163,283
Cash, cash equivalents, and restricted cash, end of period	$214,607	$311,673
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$11,493	$1,662
Income taxes paid	$—	$491
Non-cash purchases of property, equipment and intangibles	$616	$22
Non-cash issuance of stock options	$—	$573
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$213,930	$311,472
Restricted cash included in non-current other assets	677	201
	$214,607	$311,673

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	$3,940	$643,183	$(410,266)	$(320)	$236,537
Exercise of stock options and vesting of restricted stock units	172,939	19	1,885	—	—	1,904
Stock-based compensation	—	—	4,559	—	—	4,559
Currency translation adjustment	—	—	—	—	3,475	3,475
Net loss	—	—	—	(27,388)	—	(27,388)
Balance at June 30, 2021	38,444,580	$3,959	$649,627	$(437,654)	$3,155	$219,087

Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,298,906	220	47,705	$—	$—	47,925
Exercise of stock options and vesting of restricted stock units	18,589	2	182	—	—	184
Stock-based compensation	—	—	6,662	—	—	6,662
Currency translation adjustment	—	—	—	—	(19,921)	(19,921)
Net loss	—	—	—	(5,714)	—	(5,714)
Balance at June 30, 2022	45,866,820	$4,711	$848,623	$(491,535)	$(35,190)	$326,609

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

Since inception, the Company has generated an accumulated deficit of $491.5 million as of June 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $396.8 million as of June 30, 2022, will fund the Company’s operations beyond 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2022.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2022 and 2021 are referred to as the second quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any approved antibody candidate, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2022, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in Note 1 Overview.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2022	December 31, 2021
	(in thousands)
Money market funds	$7,377	$5,684
Corporate paper and notes	135,314	155,039
U.S. government agency securities	6,061	2,093
U.S. treasuries	46,492	32,155
Total	$195,244	$194,971

Fair value of debt securities	$194,144	$194,773

	June 30, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$12,373	$5,684
Current marketable securities	162,177	168,990
Non-current marketable securities	20,694	20,297
Total	$195,244	$194,971

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Prepaid research and development expenses	$10,840	$2,146
Prepaid general and administrative expenses	4,889	2,760
Interest receivable	476	367
Other	2,617	2,175
Total	$18,822	$7,448

Accrued expenses and other liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued research and development expenses	$15,484	$15,174
Accrued general and administrative expenses	2,754	4,861
Accrued personnel costs	2,974	1,362
Other	45	1,109
Total	$21,257	$22,506

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
U.S. federal	$221	$114	$50	$(112)
U.S. state	71	47	19	(47)
Total current income tax benefit	$292	$161	$69	$(159)

U.S. federal	$(114)	$(54)	$124	$207
U.S. state	(47)	(45)	52	63
Total deferred income tax expense	$(161)	$(99)	$176	$270

Total income tax expense	$131	$62	$245	$111

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

6. Commitments and Contingencies

Litigation

On April 5, 2018, an unnamed third party filed a notice of opposition against the Company’s EP 2604625 patent, entitled “Generation of Binding Molecules,” in the European Opposition Division of the European Patent Office (the “EPO”). The notice asserted, as applicable, added subject matter, lack of novelty, lack of inventive step, and insufficiency. On August 20, 2018, the Company timely responded to these submissions. An opposition hearing was held in June 2019, wherein the EPO revoked the EP 2604625 patent in its entirety under Art. 123(2) EPC. The Company timely appealed that decision in December 2019 before the Technical Board of Appeals for the EPO (the “TBA”) seeking reinstatement of the patent and proposing auxiliary requests for certain amended claims. The TBA issued a communication on April 20, 2022, issuing preliminary appreciation of matters concerning the appeal, but which are not binding on the board. On May 10, 2022, a hearing was held before the TBA, where the parties were heard on substantive issues. Thereafter, the Company withdrew its appeal, with proceedings terminated, and concluding the revocation of the EP 2604625 patent. The Company continues to have pending application(s) from this patent family subject to prosecution before the EPO.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On July 19, 2019, Merus entered into a lease agreement with Kadans Science Partner XIII B.V. (“Kadans”). In April 2022, the lease agreement between the Company and Kadans commenced. In accordance with the accounting requirements under ASC 842, the right-of-use asset and lease obligation was not recorded until the lease commenced. The Company has begun certain fit-out construction on approximately 4,957 square meters of office and laboratory space in the premises, which is expected to complete in or around December 2022. The lease provides for a base rent of approximately €1.4 million per annum. The rent amount is subject to adjustment based on the consumer price index (the “CPI”) annually, beginning one year after the lease commencement date, subject to certain limitations if the CPI is greater than 3.0%. The initial term of the lease is ten years with two 5-year renewal options following the initial term, unless earlier terminated by the Company or Kadans, except that the earliest Kadans may terminate the lease is 20 years from the completion date of the premise construction. The Company expects the lease to end as of April 4, 2032.

On April 5, 2022, the Company recognized a right-of-use asset of $11.5 million, or €10.5 million, and a lease liability of $12.4 million, or €11.3 million, on the condensed consolidated balance sheets. In connection with signing the lease, the Company received a lease incentive of $0.9 million, or €0.8 million. To measure the lease liability at the commencement date, the Company discounted the outstanding lease payments using an incremental borrowing rate of 4.85%. The remaining lease payments as of June 30, 2022 associated with the Kadans lease are €11.1 million.

The components of lease expense for the three months and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$730	$434	$1,115	$852
Variable lease cost	123	132	199	223
Total lease cost included in operating expenses	$853	$566	$1,314	$1,075
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$749	$428	$1,148	$863

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

As of June 30, 2022, research activities are on-going. No milestones have been achieved to date.

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

During the three months ended June 30, 2022, the Company achieved a $1.0 million development milestone related to a candidate nomination related to one of the programs. There were no additional development or commercialization milestones achieved during the three months or six months ended June 30, 2022.

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

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2022	$1,634	$—	$41	$1,675
Billings	5,603	2,137	489	8,229
Cash receipts	(6,237)	(2,137)	(529)	(8,903)
Adjustments	—	—	—	—
Foreign exchange	—	—	(1)	(1)
Balance at June 30, 2022	$1,000	$—	$—	$1,000

Unbilled receivables
Balance at January 1, 2022	$2,975	$1,203	$453	$4,631
Accrued receivables	3,475	1,950	49	5,474
Billings	(4,578)	(2,137)	(489)	(7,204)
Adjustments	—	—	—	—
Foreign exchange	—	—	(5)	(5)
Balance at June 30, 2022	$1,872	$1,016	$8	$2,896

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2022	$73,330	$27,353	$222	$100,905
Allocation of contract consideration	—	—	—	—
Revenue recognized in the period	(8,632)	(8,185)	(222)	(17,039)
Foreign exchange	(5,655)	(1,867)	—	(7,522)
Balance at June 30, 2022	59,043	17,301	—	76,344
Less: current portion	(16,552)	(14,162)	—	(30,714)
Non-current balance at June 30, 2022	$42,491	$3,139	$—	$45,630

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Incyte was a related party during the 2021 financial year as more fully described in Note 11.

Contract Revenues and Expenses

	Three Months Ended June 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,230	$4,147	$—	$8,377
Reimbursement revenue	2,250	1,057	—	3,307
Milestones	1,000	—	—	1,000
Other	—	—	—	—
Total collaboration revenue	$7,480	$5,204	$—	$12,684
Operating expenses:
Research and development expense	$182	$—	$—	$182
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$182	$—	$—	$182
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,230	$4,147	$—	$8,377

	Three Months Ended June 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,791	$3,765	$162	$3,927
Reimbursement revenue	2,470	869	322	1,191
Milestones	—	—	—	—
Total collaboration revenue	$7,261	$4,634	$484	$5,118
Operating expenses:
Research and development expense	$289	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$289	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,791	$3,765	$162	$3,927

Incyte was a related party during the 2021 financial year as more fully described in Note 11.

	Six Months Ended June 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$8,632	$8,185	$222	$17,039
Reimbursement revenue	4,214	2,036	—	6,250
Milestones	1,000	—	—	1,000
Other	—	—	50	50
Total collaboration revenue	$13,846	$10,221	$272	$24,339
Operating expenses:
Research and development expense	$550	$—	$—	$550
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$550	$—	$—	$550
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,632	$8,185	$222	$17,039

	Six Months Ended June 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$9,525	$4,911	$352	$5,263
Reimbursement revenue	4,487	1,132	322	1,454
Milestones	—	—	—	—
Total collaboration revenue	$14,012	$6,043	$674	$6,717
Operating expenses:
Research and development expense	$648	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$648	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$9,525	$—	$352	$352

Incyte was a related party during the 2021 financial year as more fully described in Note 11.

9. Common Stock

Share Issuances

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell from time to time up to $125.0 million of the Company’s common stock through an “at the market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies can sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Jefferies will be entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of shares sold under the Sales Agreement. In connection with the sale of the common shares on our behalf, Jefferies will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies will be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of June 30, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,298,906 shares of its common stock resulting in gross proceeds of $49.5 million, before deducting sales agent commissions of $1.4 million.

10. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Research and development	$2,885	$1,850	$5,335	$3,487
General and administrative	3,777	2,709	6,661	4,472
Total	$6,662	$4,559	$11,996	$7,959

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $24.22 per option for the 1,772,878 options granted during the six months ended June 30, 2022. The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2022.

Volatility	76.3%
Risk-free interest rate	1.8%
Expected holding period (in years)	6.3
Dividend yield	-

In addition, the Company granted 35,000 RSUs during the six months ended June 30, 2022 with a weighted average grant date fair value of $22.65 per unit.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement and a Consulting Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Consulting Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022. The Company did not recognize any further gains or expenses during the three months ended June 30, 2022 as Mr. Throsby's option to exercise expired in May 2022.

11. Related Party Transactions

In 2016, the Company entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 8. Incyte’s holdings of the Company’s total outstanding shares have fallen below 10.0% due to the Company issuing additional shares of common stocks through various financing events of 2021. Effective January 1, 2022, these unaudited condensed consolidated financial statements no longer present the Company’s transactions with Incyte separately as related party. Incyte holds approximately 7.7% of the outstanding shares of the Company as of June 30, 2022. See Note 8 for additional details of transactional activities between Incyte and the Company for the three months and six months ended June 30, 2022.

12. Subsequent Events

In July 2022, the Company entered into a clinical supply agreement with AstraZeneca (LSE/STO/Nasdaq: AZN) for Tagrisso (osimertinib), a third-generation EGFR-TKI, for a planned investigation of the combination of Tagrisso and MCLA-129 in patients with non-small cell lung cancer in the dose expansion phase of the trial. Under the terms of the non-exclusive agreement, AstraZeneca will supply Tagrisso for use by the Company in the combination study. At this time the Company is still in process of determining the financial impact of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $396.8 million as of June 30, 2022 will be sufficient to fund our operations beyond 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors

We continue to enroll patients in the phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

In June 2022, we shared updated interim clinical data on our Zeno program (eNRGy trial and Early Access Program) in patients with NRG1 fusion (NRG1+) cancer at the American Society of Clinical Oncology (ASCO) 2022 Annual Meeting. Highlights from the presentation included:

•
As of the April 12, 2022 data cutoff date, 110 patients with NRG1+ cancer were treated with Zeno, and efficacy was assessed in 79 patients with measurable disease having the opportunity for 6 months or more follow-up and who met the criteria for the primary analysis population evaluable for response

•
Overall Response Rate (ORR) per RECIST criteria as assessed by investigator was 34% (27/79) (95% Cl: 24%-46%) across multiple tumor types

•
Pancreatic ductal adenocarcinoma ORR 42% (8/19) (95% CI: 20-67%)

•
Non-small cell lung cancer (NSCLC) ORR 35% (16/46) (95% CI: 21-50%)

•
Tumor shrinkage was observed in 70% of patients (55/79)

•
Median time to response was 1.8 months, and median duration of exposure was 6.3 months

•
Median duration of response was 9.1 months, and 20/83 patients were continuing treatment as of the data cutoff date
•
Zeno has demonstrated a consistent and well tolerated safety profile, with few grade 3 or 4 treatment-related adverse events

As announced in 2021, based on feedback received from the U.S. Food and Drug Administration, we believe that the eNRGy trial design and planned enrollment has the potential to support a Biologics License Application submission for Zeno for a tumor agnostic indication for the treatment of patients with NRG1+ cancer. To date, we have enrolled a cohort of patients that we believe may constitute a registrational data set, and continue to enroll patients to gather further safety and efficacy data on Zeno in NRG1+ cancer. We believe Zeno has the potential to be a first and best in class and a new standard of care for patients with NRG1+ cancer.

We believe the favorable safety profile of Zeno may also allow for future use and, potential benefit in combination with other cancer therapies. Accordingly, we are initiating a clinical trial evaluating Zeno in combination with afatinib for NRG1+ NSCLC. In addition, beyond NRG1+ cancer, we are initiating a clinical trial evaluating Zeno as a treatment for castration resistant prostate cancer, and are actively exploring the ways in which targeting both HER2 and HER3 with Zeno has potential for the treatment of other cancers.

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

Dose expansion continues in phase 1 trial: clinical update planned for 1H2023

We are developing petosemtamab for the potential treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase.

We plan to provide a clinical update for Peto at a medical conference in the first half of 2023. The planned presentation will provide the opportunity to present a robust update across the program, including approximately 40 patients with head and neck squamous cell carcinoma cohort with meaningful clinical follow up, and an update on the gastro-esophageal cohort, to inform clinical develop strategy and planned regulatory interactions.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial continues

We are developing MCLA-145 in an ongoing phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. We are also planning to evaluate the combination of MCLA-145 with a PD-1 blocking antibody.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial continues: clinical update planned for 2H2022

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

In July 2022, we entered into a clinical supply agreement with AstraZeneca (LSE/STO/Nasdaq: AZN) for Tagrisso (osimertinib), a third-generation EGFR-TKI, for a planned investigation of the combination of Tagrisso and MCLA-129 in patients with non-small cell lung cancer in the dose expansion phase of the trial. Under the terms of the non-exclusive agreement, AstraZeneca will supply Tagrisso for use by us in the combination study.

We plan to provide a clinical update in the second half of 2022.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. We have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the second quarter ended June 30, 2022, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Incyte	$7.5	$7.3	$0.2	$13.8	$14.0	$(0.2)
Lilly	5.2	4.6	0.6	10.2	6.0	4.2
Other	—	0.5	(0.5)	0.3	0.7	(0.4)
Total revenue	$12.7	$12.4	$0.3	$24.3	$20.7	$3.6

Collaboration revenue for the three months ended June 30, 2022 increased by $0.3 million as compared to the three months ended June 30, 2021, primarily as a result of an increase from Incyte revenue recognized and Lilly upfront payment amortization and reimbursement revenues of $0.2 million and $0.6 million respectively, partially offset by a decrease from Other upfront payment amortization and reimbursement revenues of $0.5 million. The Incyte increase is primarily driven by the achievement and recognition of a $1.0 million development milestone, offset by decreases in cost reimbursements of $0.2 million and amortization of upfront payments of $0.6 million. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the six months ended June 30, 2022 increased by $3.6 million as compared to the six months ended June 30, 2021, primarily as a result of an increase from Lilly upfront payment amortization and reimbursement revenues of $4.2 million partially offset by a decrease of Incyte revenue recognized of $0.2 million and a decrease in Other upfront payment amortization and reimbursement revenues of $0.4 million. The Incyte decrease is primarily driven by a decrease in amortization of upfront payments of $0.9 million and a decrease in cost reimbursements of $0.3 million, offset by the achievement and recognition of a $1.0 million development milestone in June 2022. The change in exchange rates did not significantly impact collaboration revenue.

As of June 30, 2022, we had total deferred revenue of $76.3 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next four and two years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Research and development	$31.1	$24.6	$6.5	$58.1	$45.4	$12.7
General and administrative	12.7	10.6	2.1	24.4	19.9	4.5
Total operating expenses	$43.8	$35.2	$8.6	$82.5	$65.3	$17.2

Research and development expense for the three months ended June 30, 2022 increased by $6.5 million as compared to the three months ended June 30, 2021, primarily as a result of an increase personnel related expenses including stock-based compensation of $2.9 million due to an increase in employee headcount and an increase in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $1.4 million.

Research and development expense for the six months ended June 30, 2022 increased by $12.7 million as compared to the six months ended June 30, 2021, primarily as a result of an increase in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $5.2 million and an increase personnel related expenses including stock-based compensation of $5.0 million due to an increase in employee headcount.

General and administrative expense for the three months ended June 30, 2022 increased by $2.1 million as compared to the three months ended June 30, 2021, primarily as a result of an increase in stock-based compensation expense of $1.1 million, consulting costs of $0.7 million and personnel related expenses of $0.5 million due to an increase in employee headcount.

General and administrative expense for the six months ended June 30, 2022 increased by $4.5 million as compared to the six months ended June 30, 2021, primarily as a result of an increase in stock-based compensation expense of $2.2 million, personnel related expenses of $1.1 million due to an increase in employee headcount, and finance and human resources costs of $0.9 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Interest (expense) income, net	$0.3	$(0.1)	$0.4	$0.4	$(0.1)	$0.5
Foreign exchange gains	24.6	(4.5)	29.1	32.3	7.7	24.6
Other (losses) gains , net	0.6	0.1	0.5	1.1	(0.4)	1.5
Total other income (loss), net	$25.5	$(4.5)	$30.0	$33.8	$7.2	$26.6

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents and marketable securities. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Current	$0.3	$0.2	$0.1	$0.1	$(0.2)	$0.3
Deferred	(0.2)	(0.1)	(0.1)	0.2	0.3	(0.1)
Total tax expense (benefit), net	$0.1	$0.1	$—	$0.3	$0.1	$0.2

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

Net Loss

Net loss for the three and six months ended June 30, 2022 was $5.7 million and $24.6 million respectively, compared to net loss for the three and six months ended June 30, 2021 of $27.4 million and $37.5 million respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2022, we had $396.8 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

As of June 30, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,298,906 shares of its common stock resulting in gross proceeds of $49.5 million, before deducting sales agent commissions of $1.4 million.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended June 30, 2022, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements beyond 2024. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2022	2021	Change
	(In millions)
Net cash provided by (used in) operating activities	$(78.1)	$(5.0)	$(73.1)
Net cash provided by investing activities	$3.1	$3.1	$—
Net cash provided by financing activities	$49.1	$152.3	$(103.2)

Net cash used in operating activities during six months ended June 30, 2022 increased by $73.1 million as compared to the six months ended June 30, 2021, primarily as a result of operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) decreased by $38.2 million, operating cash out flows related to operating expenses increased by $19.4 million, and cash flows related to other income increased by $15.4 million.

Net cash provided by investing activities during the six months ended June 30, 2022 principally reflects maturities of marketable securities of $126.3 million partially offset by $120.0 million of purchases of marketable securities. Net cash provided by investing activities during the six months ended June 30, 2021 principally reflects maturities of marketable securities of $28.2 million, partially offset by $24.9 million of purchases of marketable securities.

Net cash provided by financing activities during the six months ended June 30, 2022 decreased primarily due to lower proceeds received from the issuance of common stock under the Sales Agreement with Jeffries of $48.0 million and stock option exercises of $1.1 million compared to the proceeds received during the six months ended June 30, 2021 from the issuance of common stock of $129.4 million, from the stock issuance to Lilly of $16.5 million, and from stock options exercises of $6.7 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of June 30, 2022, marketable securities were $182.9 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations. We had no outstanding debt that is subject to interest rate risk as of June 30, 2022.

Foreign Currency and Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our sales are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the six months ended June 30, 2022, of $2.5 million and have a decrease of $28.5 million on our currency translation adjustment. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $24.6 million and $37.5 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $491.5 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that our expenses will increase substantially as we:

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund our operations beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, petosemtamab, MCLA-145, MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 3 or registrational trials or address other registrational risks related to our clinical trials, to obtain regulatory approvals, to manufacture a commercial scale product or arrange for a third party to do so on our behalf or to conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In December 2019, a strain of novel coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world, including the Netherlands and the United States. In March 2020, the World Health Organization (WHO) characterized COVID-19 as a pandemic. To date, the COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work remotely pursuant to guidance provided by national, state and local officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands have been at times and may in the future be restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees of our subsidiary located in the U.S. have been at times and may in the future be restricted in the manner of travel to the Netherlands. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, and periodically employ social distancing and impose other requirements consistent with current government guidance. Further, we require that our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the CDC, federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls associated with our clinical candidates, including as it relates to challenges for sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19 or due to supply chain issues related to the COVID-19 pandemic, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, reagent or materials shortages which may delay or prevent our development of our antibody candidates, including zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor, reagent or material shortages associated with these chemistry, manufacturing and controls, or pre-clinical development activities due to the periodic restrictions on travel and work globally and staff shortages, which may force us to reduce related workflows until such work and travel restrictions are lifted or staff issues resolved. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145, and MCLA-129. Over the quarter ended June 30, 2022 and to date, we have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab on June 5, 2022, at the American Society of Clinical Oncology, or ASCO, 2022 Annual Meeting, with a safety cut-off date of April 12, 2022. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaborators may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include fraudulent, intentional, reckless and/or negligent conduct or unauthorized activities that violate: (i) the regulations of the FDA and other regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; (iv) laws that require the reporting of true, complete and accurate financial information and data; or (v) their representations or commitments to us regarding their capabilities and performance under existing or future agreements. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Additionally, we are subject to the risk that misrepresentations regarding an independent contractors, principal investigators, CROs, consultants, vendors and collaborators’ capabilities and performance under existing or future agreements may lead us to rely upon them for important strategic or operational matters, which could have a significant adverse impact on our business and results of operations.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the EMA for zenocutuzumab or additional orphan drug designations for zenocutuzumab, and we may seek such designation from the FDA and foreign regulatory authorities for other clinical assets, where supported by data in the appropriate indications that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab for treatment of patients with pancreatic cancer and may obtain addition designations for zenocutuzumab, or orphan designations for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

We currently have limited marketing, sales or distribution infrastructure. If we are unable to adequately develop sales, marketing and distribution capabilities on our own or through collaborations, we will not be successful in commercializing our antibody candidates.

While we have hired a Chief Commercial Officer and certain personnel to support market access and supply chain, we currently have only limited marketing, and distribution capabilities, and no sales force, because all of our antibody candidates are still in clinical or pre-clinical development. If any of our antibody candidates are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our antibody candidates, or to outsource this function to a third party. Either of these options would be expensive and time consuming. These costs may be incurred in advance of any approval of our antibody candidates. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure, delay or inadequacy in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any approved products.

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

We have never commercialized an antibody candidate. While we have hired a Chief Commercial Officer and certain personnel to support market access and supply chain, we currently have only limited marketing or distribution capabilities, and no sales force. To achieve commercial success for our antibody candidates, if approved, which we may license to others, we will rely on the assistance and guidance of those collaborators. For antibody candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. Outside consultants may be relied upon to provide advice on commercialization strategies, which may fail to deliver or provide effective guidance to maximize any commercial opportunity, if any, that may arise from our antibody candidates.

Factors that may affect our ability to commercialize our antibody candidates on our own include obtaining effective advice from consultants on commercialization strategy, recruiting and retaining adequate numbers of effective sales and marketing personnel, having adequate numbers of physicians decide to prescribe our antibody candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our antibody candidates, if approved. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our antibody candidates, we may not generate revenues from them or be able to reach or sustain profitability.

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
•
on a product-by-product basis (but not in its entirety), by Merus if Lilly challenges the Merus patents for such product and
•
in its entirety or on a program-by-program basis by either party due to a material breach of the Lilly Collaboration Agreement, or any one or more programs under the Lilly Collaboration Agreement, as applicable.

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

If our collaboration and license agreement with Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with the Ono license agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Betta Pharma that permit us to supervise its development efforts for MCLA-129, for which it has development and product rights in China, we cannot guarantee that this clinical antibody candidate will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development or in a manner that does not detract from our development of MCLA-129 outside of China. Ono is currently clinically developing at least one antibody program generated by us under a license agreement with Merus through use of our proprietary Biclonics® platform. To the extent this asset does not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should the Betta Pharma collaboration or Ono license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

If we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly and Betta Pharma, under which we have licensed certain development and commercialization rights of certain of our monospecific or bispecific antibody candidates.

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

We currently have trademark and service mark rights relating to and covering our Biclonics® technology and Triclonics® technology platforms, zenocutuzumab and other aspects of our company, its services and activities used in commerce. Our registered or unregistered trademarks, trade names or service marks may be challenged including during prosecution or through opposition proceedings, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and service marks, which we need to build name recognition by potential collaborators, partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names and service marks then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks, trade names or service marks similar to ours in different jurisdictions, or have senior rights to ours, or prevail in any opposition proceedings, it could interfere with our use of our current trademarks, trade names or service marks throughout the world.

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

Risks Related to Employee Matters and Managing Growth

Our future growth and ability to compete depends on retaining our key personnel and recruiting additional qualified personnel.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the Netherlands or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common shares may be adversely affected.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.1	Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V. (English translation)]	10-Q	001-37-773	10.2	5/9/22
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

Dated: August 8, 2022

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer