Form 10-Q
period 2022-09-30
Merus N.V.
filed 2022-11-03
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 46,302,877 common shares, nominal value €0.09 per share, outstanding.

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
•
Our success depends on our ability to protect our intellectual property and our proprietary technologies. If we are unable to adequately protect our intellectual property and our proprietary technologies or obtain and maintain issued patents which are sufficient to protect our product candidates and proprietary technologies, or if others do not respect our intellectual property rights and exclusivity, others could compete against us more directly, which would negatively impact our business.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$190,980	$241,435
Marketable securities	160,463	168,990
Accounts receivable	2,628	1,697
Accounts receivable (related party)	—	4,609
Prepaid expenses and other current assets	14,128	7,448
Total current assets	368,199	424,179
Marketable securities	21,476	20,297
Property and equipment, net	7,339	3,549
Operating lease right-of-use assets	12,345	3,733
Intangible assets, net	1,889	2,347
Deferred tax assets	435	417
Other assets	3,307	2,078
Total assets	$414,990	$456,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,117	$13,237
Accrued expenses and other liabilities	31,190	22,506
Income taxes payable	—	—
Current portion of lease obligation	1,868	1,494
Current portion of deferred revenue	27,975	16,613
Current portion of deferred revenue (related party)	—	18,048
Total current liabilities	64,150	71,898
Lease obligation	11,273	2,257
Deferred revenue, net of current portion	40,790	10,962
Deferred revenue, net of current portion (related party)	—	55,282
Total liabilities	116,213	140,399
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized as at September 30, 2022 and December 31, 2021; 46,302,877 and 43,467,052 shares issued and outstanding as at September 30, 2022 and December 31, 2021, respectively	4,750	4,481
Additional paid-in capital	864,842	787,869
Accumulated other comprehensive income	(54,665)	(9,221)
Accumulated deficit	(516,150)	(466,928)
Total stockholders’ equity	298,777	316,201
Total liabilities and stockholders’ equity	$414,990	$456,600

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$6,581	$5,919	$30,920	$12,636
Collaboration revenue (related party)	—	7,750	—	21,762
Total revenue	6,581	13,669	30,920	34,398
Operating expenses:
Research and development	42,307	26,018	100,378	71,436
General and administrative	12,469	10,171	36,917	30,073
Total operating expenses	54,776	36,189	137,295	101,509
Operating loss	(48,195)	(22,520)	(106,375)	(67,111)
Other (loss) income, net:
Interest (expense) income, net	866	(25)	1,288	(158)
Foreign exchange gains (loss)	23,041	7,756	55,378	15,434
Other (losses) gains, net	—	(75)	1,059	(460)
Total other income (loss), net	23,907	7,656	57,725	14,816

Net loss before income taxes	(24,288)	(14,864)	(48,650)	(52,295)
Income tax expense	327	(11)	572	100
Net loss	$(24,615)	$(14,853)	$(49,222)	$(52,395)
Other comprehensive loss:
Currency translation adjustment	(19,475)	(5,391)	(45,444)	(11,307)
Comprehensive loss	$(44,090)	$(20,244)	$(94,666)	$(63,702)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.53)	$(0.39)	$(1.11)	$(1.39)
Weighted-average common shares outstanding: Basic and diluted	46,057	38,513	44,452	37,708

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,222)	$(52,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	778	946
Amortization of intangible assets	195	219
Foreign exchange gain	(68,654)	(14,181)
Stock-based compensation expense	18,521	12,290
Amortization of discount on investments	243	139
Deferred tax expense	(19)	190
Changes in operating assets and liabilities:
Accounts receivable	3,031	(1,718)
Operating lease right-of-use assets and lease obligations	846	(32)
Prepaid expenses and other current assets	(8,987)	(2,477)
Accounts payable	(9,067)	2,567
Accrued expenses and other liabilities	12,514	6,931
Deferred revenue	(19,566)	19,492
Net cash provided by (used in) operating activities	(119,387)	(28,029)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(170,692)	(204,456)
Proceeds from maturities of marketable securities	178,169	74,129
Purchases of property and equipment	(5,531)	(537)
Net cash provided by (used in) investing activities	1,946	(130,864)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	57,741	129,398
Proceeds from issuance of common stock - Lilly	—	16,477
Proceeds from stock options exercised	1,213	9,041
Repurchase of restricted stock units	—	(285)
Short-swing profit disgorgement	—	282
Net cash provided by financing activities	58,954	154,913
Foreign exchange impact on cash, cash equivalents and restricted cash	8,866	19
Net increase (decrease) in cash, cash equivalents and restricted cash	(49,621)	(3,961)
Cash, cash equivalents, and restricted cash, beginning of period	241,749	163,283
Cash, cash equivalents, and restricted cash, end of period	$192,128	$159,322
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$11,493	$1,662
Income taxes paid	$—	$621
Non-cash purchases of property, equipment and intangibles	$2	$—
Non-cash issuance of stock options	$—	$573
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$190,980	$159,121
Restricted cash included in non-current other assets	1,148	201
	$192,128	$159,322

See accompanying notes to the Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2021	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net	5,575,757	610	128,793	—	—	129,403
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	386,097	42	4,782	—	—	4,824
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Stock-based compensation	—	—	3,400	—	—	3,400
Currency translation adjustment	—	—	—	—	(9,391)	(9,391)
Net loss	—	—	—	(10,154)	—	(10,154)
Balance at March 31, 2021	38,271,641	$3,940	$643,183	$(410,266)	$(320)	$236,537
Exercise of stock options and vesting of restricted stock units	172,939	19	1,885	—	—	1,904
Stock-based compensation	—	—	4,559	—	—	4,559
Currency translation adjustment	—	—	—	—	3,475	3,475
Net loss	—	—	—	(27,388)	—	(27,388)
Balance at June 30, 2021	38,444,580	$3,959	$649,627	$(437,654)	$3,155	$219,087
Exercise of stock options and vesting of restricted stock units	160,516	17	2,296	—	—	2,313
Short-swing profit disgorgement	—	—	282	—	—	282
Stock-based compensation	—	—	4,331		—	4,331
Currency translation adjustment	—	—	—	—	(5,391)	(5,391)
Net loss	—	—	—	(14,853)	—	(14,853)
Balance at September 30, 2021	38,605,096	$3,976	$656,536	$(452,507)	$(2,236)	$205,769

Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,298,906	220	47,705	—	—	47,925
Exercise of stock options and vesting of restricted stock units	18,589	2	182	—	—	184
Stock-based compensation	—	—	6,662	—	—	6,662
Currency translation adjustment	—	—	—	—	(19,921)	(19,921)
Net loss	—	—	—	(5,714)	—	(5,714)
Balance at June 30, 2022	45,866,820	$4,711	$848,623	$(491,535)	$(35,190)	$326,609
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	421,940	38	9,545	—	—	9,583
Exercise of stock options and vesting of restricted stock units	14,117	1	149	—	—	150
Stock-based compensation	—	—	6,525	—	—	6,525
Currency translation adjustment	—	—	—	—	(19,475)	(19,475)
Net loss	—	—	—	(24,615)	—	(24,615)
Balance at September 30, 2022	46,302,877	$4,750	$864,842	$(516,150)	$(54,665)	$298,777

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

Since inception, the Company has generated an accumulated deficit of $516.2 million as of September 30, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $372.9 million as of September 30, 2022, will fund the Company’s operations beyond 2024.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2022 and 2021 are referred to as the third quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate that may be approved in the future, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2022, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in Note 1 Overview.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2022	December 31, 2021
	(in thousands)
Money market funds	$14,102	$5,684
Corporate paper and notes	134,148	155,039
U.S. government agency securities	15,328	2,093
U.S. treasuries	32,464	32,155
Total	$196,042	$194,971

Fair value of debt securities	$194,640	$194,773

	September 30, 2022	December 31, 2021
	(in thousands)
Cash equivalents	$14,103	$5,684
Current marketable securities	160,463	168,990
Non-current marketable securities	21,476	20,297
Total	$196,042	$194,971

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Prepaid research and development expenses	$8,593	$2,146
Prepaid general and administrative expenses	4,065	2,760
Interest receivable	519	367
Other	951	2,175
Total	$14,128	$7,448

Accrued expenses and other liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued research and development expenses	$25,866	$15,174
Accrued personnel costs	$3,965	$4,861
Accrued general and administrative expenses	$1,322	$1,362
Other	$37	$1,109
Total	$31,190	$22,506

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
U.S. federal	$370	$50	$420	$(62)
U.S. state	152	19	171	(28)
Total current income tax benefit	$522	$69	$591	$(90)

U.S. federal	$(137)	$(61)	$(13)	$146
U.S. state	(58)	(19)	(6)	44
Total deferred income tax expense	$(195)	$(80)	$(19)	$190

Total income tax expense	$327	$(11)	$572	$100

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

On August 19, 2022, Kymab Limited, a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the EPO. The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). The Company contests these assertions and intends to timely file a response before the European Opposition Division of the EPO.

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

On April 5, 2022, the Company recognized a right-of-use asset of $11.5 million, or €10.5 million, and a lease liability of $12.4 million, or €11.3 million, on the condensed consolidated balance sheets. In connection with signing the lease, the Company received a lease incentive of $0.9 million, or €0.8 million. To measure the lease liability at the commencement date, the Company discounted the outstanding lease payments using an incremental borrowing rate of 4.85%. The remaining lease payments as of September 30, 2022 associated with the Kadans lease are €10.8 million.

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$701	$440	$1,816	$1,292
Variable lease cost	83	100	282	323
Total lease cost included in operating expenses	$784	$540	$2,098	$1,615
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$733	$433	$1,881	$1,296

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

During the three months ended September 30, 2022, Lilly substituted one of the target programs. The program timeline is expected to extend beyond the original research term. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly would be required to extend the research term to 2025, subject to its discretion. The fee associated with an extension into 2025 is $0.5 million. As a result, the Company increased the transaction price for one of the programs by $0.5 million. The decrease in Lilly upfront payment amortization is the result of a change in estimate related to the program target substitution of one of the Lilly programs which reduced the percent complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized.

As of September 30, 2022, research activities are on-going. No milestones have been achieved to date.

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

During the three months ended June 30, 2022, the Company achieved a $1.0 million development milestone related to a candidate nomination related to one of the programs. There were no additional development or commercialization milestones achieved during the three months or nine months ended September 30, 2022.

ONO

On March 14, 2018, the Company granted ONO Pharmaceuticals Co. Ltd. (“ONO”) an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination. ONO agreed to pay the Company an upfront, non-refundable payment of €0.7 million. In addition, the Company was entitled to €0.3 million intended to compensate the Company for research services already completed upon entering into the agreement, and €0.2 million to be paid to the Company over time for full-time equivalent funding. The Company is entitled to research and development milestones in addition to potential royalties on future sales of any bispecific antibody candidate that may be approved. The Company identified performance obligations for: (1) provision of a license for the target combination, and (2) research and development services. The Company concluded that ONO would be able to develop and benefit from the license, independent of the research and development services. Certain of the research and development services are capable of being performed by third parties with an appropriate sub-license, and are recognized over time as these services are delivered. Milestone payments are fully constrained as variable consideration to be recognized in future periods in accordance with the Company’s revenue recognition policy.

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

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2022	$1,634	$—	$41	$1,675
Billings	7,590	3,162	489	11,241
Cash receipts	(9,224)	(3,162)	(529)	(12,915)
Adjustments	—	—	—	—
Foreign exchange	—	—	(1)	(1)
Balance at September 30, 2022	$—	$—	$—	$—

Unbilled receivables
Balance at January 1, 2022	$2,975	$1,203	$453	$4,631
Accrued receivables	5,489	2,682	49	8,220
Billings	(6,566)	(3,163)	(489)	(10,218)
Adjustments	—	—	—	—
Foreign exchange	—	—	(5)	(5)
Balance at September 30, 2022	$1,898	$722	$8	$2,628

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2022	$73,330	$27,353	$222	$100,905
Additions to contract consideration	—	518	—	518
Revenue recognized in the period	(12,677)	(7,634)	(222)	(20,533)
Foreign exchange	(9,159)	(2,966)	—	(12,125)
Balance at September 30, 2022	51,494	17,271	—	68,765
Less: current portion	(15,535)	(12,440)	—	(27,975)
Non-current balance at September 30, 2022	$35,959	$4,831	$—	$40,790

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Note the $0.5 million addition to the transaction price of the arrangement with Lilly was included in other assets as a contract asset based on the current research plan. Incyte was a related party during the 2021 financial year as more fully described in Note 11.

Contract Revenues and Expenses

	Three Months Ended September 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,045	$(551)	$—	$3,494
Reimbursement revenue	2,300	787	—	3,087
Milestones	—	—	—	—
Other	—	—	—	—
Total collaboration revenue	$6,345	$236	$—	$6,581
Operating expenses:
Research and development expense	$162	$—	$—	$162
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$162	$—	$—	$162
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,045	$(551)	$—	$3,494

	Three Months Ended September 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,745	$4,000	$150	$4,150
Reimbursement revenue	2,005	983	286	1,269
Milestones	1,000	—	500	500
Total collaboration revenue	$7,750	$4,983	$936	$5,919
Operating expenses:
Research and development expense	$362	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$362	$—	$151	$151
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,745	$4,000	$149	$4,149

Incyte was a related party during the 2021 financial year as more fully described in Note 11.

	Nine Months Ended September 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$12,677	$7,634	$222	$20,533
Reimbursement revenue	6,514	2,823	—	9,337
Milestones	1,000	—	—	1,000
Other	—	—	50	50
Total collaboration revenue	$20,191	$10,457	$272	$30,920
Operating expenses:
Research and development expense	$712	$—	$—	$712
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$712	$—	$—	$712
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,677	$7,634	$222	$20,533

	Nine Months Ended September 30, 2021
	(In thousands)
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$14,270	$8,912	$500	$9,412
Reimbursement revenue	6,492	2,115	609	2,724
Milestones	1,000	—	500	500
Total collaboration revenue	$21,762	$11,027	$1,609	$12,636
Operating expenses:
Research and development expense	$1,010	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,010	$—	$151	$151
Revenue recognized that was included in deferred revenue at the beginning of the period	$14,270	$—	$499	$499

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

As of September 30, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million.

10. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Research and development	$2,690	$1,619	$8,025	$5,106
General and administrative	3,835	2,712	10,496	7,184
Total	$6,525	$4,331	$18,521	$12,290

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $24.16 per option for the 1,980,378 options granted during the nine months ended September 30, 2022. The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2022.

Volatility	75.7%
Risk-free interest rate	1.9%
Expected holding period (in years)	6.3
Dividend yield	-

In addition, the Company has granted 35,000 RSUs during the nine months ended September 30, 2022 with a weighted average grant date fair value of $22.65 per unit.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement and a Consulting Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Consulting Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022. The Company did not recognize any further gains or expenses during the three months ended September 30, 2022 as Mr. Throsby's option to exercise expired in May 2022.

11. Related Party Transactions

In 2016, the Company entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 8. Incyte’s holdings of the Company’s total outstanding shares have fallen below 10.0% due to the Company issuing additional shares of common stocks through various financing events of 2021. Effective January 1, 2022, these unaudited condensed consolidated financial statements no longer present the Company’s transactions with Incyte separately as related party. Incyte holds approximately 7.7% of the outstanding shares of the Company as of September 30, 2022. See Note 8 for additional details of transactional activities between Incyte and the Company for the three and nine months ended September 30, 2022.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions and for the potential treatment of castration resistant prostate cancer, and other potential indications related to targeting HER2 and HER3; MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-145 for the potential treatment of solid tumors, and MCLA-129, for the potential treatment of lung and other solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russian and Ukraine and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVID-19 Pandemic” below and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic caused by the novel coronavirus has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $372.9 million as of September 30, 2022 will be sufficient to fund our operations beyond 2024.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors

At the end of October, we met with the U.S. Food and Drug Administration (FDA) regarding a potential Biologics License Application (BLA) filing for zenocutuzumab in NRG1+ cancer. Based on the FDA feedback, we believe that a potential registrational path remains viable in a NRG1+ cancer tumor agnostic indication or separate applications for lung and pancreatic cancer, which could then be followed by a subsequent potential tumor agnostic filing. The majority of the eNRGy trial and Early Access Program enrollment to date has been NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer. The FDA recommended that we enroll additional patients under either approach (tissue agnostic or tumor-type specific), to obtain further supportive data for a potential registrational data set, consistent with the recent FDA draft guidance on Tissue Agnostic Drug Development in Oncology. The amount of data needed for a potential filing under either approach will depend upon the magnitude and durability of responses and the overall risk benefit assessment.

We continue to enroll patients in the phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers. We believe Zeno has the potential to be a first and best in class and a new standard of care for patients with NRG1+ cancer.

We believe the favorable safety profile of Zeno may also allow for future use and, potential benefit in combination with other cancer therapies. Accordingly, we are initiating a clinical trial evaluating Zeno in combination with afatinib for NRG1+ NSCLC and a clinical trial evaluating Zeno outside of NRG1+, as a treatment for castration resistant prostate cancer. We are also actively exploring the ways in which targeting both HER2 and HER3 with Zeno has potential for the treatment of other cancers.

In August 2020, Zeno was granted Orphan Drug Designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

Petosemtamab, (MCLA-158: Lgr5 x EGFR Biclonics®): Solid Tumors

Dose expansion continues in phase 1 trial: clinical update planned for 1H2023

We are developing petosemtamab for the potential treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase.

We plan to provide a clinical update for petosemtamab at a medical conference in the first half of 2023. The planned presentation will provide the opportunity to present a robust update across the program, including approximately 40 patients with head and neck squamous cell carcinoma cohort with meaningful clinical follow up, and an update on the gastro-esophageal cohort, to inform clinical develop strategy and planned regulatory interactions.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Phase 1 trial continues

We are developing MCLA-145 in an ongoing phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. The first patient has been dosed in the phase 1 trial evaluating MCLA-145 in combination with pembrolizumab. Enrollment is ongoing.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Phase 1 trial continues

We are developing MCLA-129 as a potential treatment for solid tumors, including non-small cell lung cancer (NSCLC). On October 26, 2022, we published interim data as of an August 15, 2022 data cutoff, from the ongoing phase 1/2 trial of the bispecific antibody MCLA-129, on the 34th EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics (ENA Symposium) website, which was presented live on October 28, 2022, 10:00-15:00 CET.

The reported interim data are from the phase 1/2 trial of MCLA-129 in patients with advanced NSCLC and other solid tumors and include the following observations:

As of the May 8, 2022 cutoff date, 20 patients were treated with MCLA-129 across doses of 100, 300, 600, 1000, and 1500 mg every two weeks. These patients were followed for safety and efficacy through a data cutoff of August 15, 2022, with 18 evaluable for efficacy, with two discontinuing before the second infusion (1 patient due to investigator decision, clinical progression; and 1 patient passing away due to an unrelated AE).

As of the August 15, 2022 cutoff date:

•
Median age of patients was 65.5 years (range 43-79)

•
Tumor types enrolled included:

•
14 patients with EGFR mutant (mt) NSCLC (8 Del19, 4 L858R, 1 exon 20 insertion [EGFRex20], 1 other)

•
2 patients with c-MET exon 14 mt (MetEx14) NSCLC

•
1 patient with c-MET amplified gastric adenocarcinoma
•
1 patient with esophageal squamous cell cancer

•
2 patients with head and neck squamous cell carcinoma (HNSCC)

•
Antitumor activity observed by investigator review, include:
o
2 confirmed partial responses observed
o
4 additional patients had >20% tumor shrinkage
•
Time on treatment:
o
Median duration of exposure was 12.6 weeks (range: 3-43 weeks)
o
Six of the 20 patients remained on-going as of the data cutoff date
•
MCLA-129 was observed to be well tolerated based on 20 patients who received one or more doses of MCLA-129 across all dose levels tested:
o
No dose limiting toxicities (DLTs) were reported
o
Most frequent AEs were infusion-related reactions (IRR)

o
90% of patients experienced IRR AEs of any grade, one patient (5%) experienced a grade 3, no grade 4 or 5 AEs were observed
o
The majority of AEs occurred during the first infusion
o
No treatment-related grade 4 or 5 AEs reported
o
No patients discontinued MCLA-129 treatment due to drug-related toxicity
o
No interstitial lung disease reported
•
Based on pharmacokinetic and pharmacodynamic data, and the safety profile an initial recommend phase 2 dose was selected at 1500 mg every two weeks.

As of October 2022, there have been 33 patients enrolled in the dose escalation and dose expansion phases of the trial, with the additional 13 patients enrolled without an opportunity to be evaluated as of the August 15, 2022 data cutoff. The MCLA-129 trial is ongoing in the dose expansion phase, evaluating patients with MCLA-129 monotherapy in MetEx14 NSCLC, EGFRex20 NSCLC, HNSCC, and in combination with Tagrisso in treatment naive EGFRmt NSCLC and in patients with EGFRmt NSCLC that have progressed on Tagrisso.

In July 2022, we entered into a clinical supply agreement with AstraZeneca (LSE/STO/Nasdaq: AZN) for Tagrisso (osimertinib), a third-generation EGFR-TKI, for investigation of the combination of Tagrisso and MCLA-129 in patients with NSCLC in the dose expansion phase of the trial. Under the terms of the non-exclusive agreement, AstraZeneca will supply Tagrisso for use by us in the combination study.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129. We have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the third quarter ended September 30, 2022, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Incyte	$6.4	$7.8	$(1.4)	$20.2	$21.8	$(1.6)
Lilly	0.2	5.0	(4.8)	10.4	11.0	(0.6)
Other	—	0.9	(0.9)	0.3	1.6	(1.3)
Total revenue	$6.6	$13.7	$(7.1)	$30.9	$34.4	$(3.5)

Collaboration revenue for the three months ended September 30, 2022 decreased by $7.1 million as compared to the three months ended September 30, 2021, primarily as a result of decreases in Lilly upfront payment amortization and reimbursement revenues and Incyte revenue recognized of $4.8 million and $1.4 million respectively and a decrease of $0.9 million from Other upfront payment amortization, reimbursement revenues and milestones. The decrease in Lilly revenue was primarily driven by a decrease in upfront payment amortization of $4.6 million and a decrease in reimbursement revenue of $0.2 million. The upfront payment amortization decrease was primarily the result of a change in estimate related to the program target substitution of one of the Lilly programs which reduced the percent complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized. The decrease in Incyte revenue was primarily driven by a decrease in milestone revenue recognized of $1.0 million and a decrease in upfront payment amortization of $0.7 million, offset by an increase in cost reimbursements of $0.3 million. The decrease in other revenue was primarily due to a decrease in milestone revenue of $0.5 million, reimbursement revenue of $0.3 million and upfront payment amortization of $0.1 million. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the nine months ended September 30, 2022 decreased by $3.5 million as compared to the nine months ended September 30, 2021, primarily as a result of a decrease in Incyte revenue of $1.6 million, Other revenue of $1.3 million, and Lilly revenue of $0.6 million. The decrease in Incyte revenue is primarily the result of a decrease in upfront payment amortization of $1.6 million due to changes in foreign exchange rates. The decrease in Other revenue is primarily the result of a decrease in reimbursement revenue of $0.6 million, milestone revenue of $0.5 million, and a decrease in upfront payment amortization of $0.2 million. The decrease in Lilly revenue was primarily due to a decrease in upfront payment amortization of $1.3 million, partially offset by an increase in reimbursement revenue of $0.7 million. The decrease in Lilly upfront payment amortization is the result of a change in estimate related to the program target substitution of one of the Lilly programs which reduced the percent complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized.

As of the nine months ended September 30, 2022 and 2021, we had total deferred revenue of $68.8 million and $113.1 million, respectively, which primarily relates to the upfront payments received under our Incyte collaboration agreement and Lilly collaboration agreement and is expected to be recognized over the next four and three years, respectively.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Research and development	$42.3	$26.0	$16.3	$100.4	$71.4	$29.0
General and administrative	12.5	10.2	2.3	36.9	30.1	6.8
Total operating expenses	$54.8	$36.2	$18.6	$137.3	$101.5	$35.8

Research and development expense for the three months ended September 30, 2022 increased by $16.3 million as compared to the three months ended September 30, 2021, primarily as a result of an increase in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $11.8 million and an increase in personnel related expenses including stock-based compensation of $2.9 million due to an increase in employee headcount.

Research and development expense for the nine months ended September 30, 2022 increased by $29.0 million as compared to the nine months ended September 30, 2021, primarily as a result of an increase in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $17.2 million, personnel related expenses including stock-based compensation of $7.9 million due to an increase in employee headcount, facilities cost of $1.6 million, and consultancy costs of $1.4 million.

General and administrative expense for the three months ended September 30, 2022 increased by $2.3 million as compared to the three months ended September 30, 2021, primarily as a result of an increase in stock-based compensation expense of $1.1 million, consulting costs of $1.0 million and personnel related expenses of $0.7 million due to an increase in employee headcount, partially offset by a decrease in finance and human resources cost of $0.6 million.

General and administrative expense for the nine months ended September 30, 2022 increased by $6.8 million as compared to the nine months ended September 30, 2021, primarily as a result of an increase in stock-based compensation expense of $3.3 million, personnel related expenses of $1.9 million due to an increase in employee headcount, and consultancy costs of $1.2 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Interest (expense) income, net	$0.9	$—	$0.9	$1.3	$(0.1)	$1.4
Foreign exchange gains	23.0	7.8	15.2	55.4	15.4	40.0
Other (losses) gains, net	—	(0.1)	0.1	1.1	(0.5)	1.6
Total other income (loss), net	$23.9	$7.7	$16.2	$57.8	$14.8	$43.0

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Current	$0.5	$0.1	$0.4	$0.6	$(0.1)	$0.7
Deferred	(0.2)	(0.1)	(0.1)	—	0.2	(0.2)
Total tax expense (benefit), net	$0.3	$—	$0.3	$0.6	$0.1	$0.5

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

Net Loss

Net loss for the three and nine months ended September 30, 2022 was $24.6 million and $49.2 million respectively, compared to net loss for the three and nine months ended September 30, 2021 of $14.9 million and $52.4 million respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2022, we had $372.9 million in cash, cash equivalents and marketable securities that are available to fund our current operations. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In May 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to sell from time to time up to $125.0 million of our common stock through an "at the market" offering program under which Jefferies acts as the sales agent. As of September 30, 2022, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,720,846 shares of our common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended September 30, 2022, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient to fund our planned operating expenses and capital expenditure requirements beyond 2024. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2022	2021	Change
	(In millions)
Net cash provided by (used in) operating activities	$(119.4)	$(28.0)	$(91.4)
Net cash provided by (used in) investing activities	$1.9	$(130.9)	$132.8
Net cash provided by financing activities	$59.0	$154.9	$(95.9)

Net cash used in operating activities during the nine months ended September 30, 2022 increased by $91.4 million as compared to the nine months ended September 30, 2021, primarily as a result of a decrease in operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $37.8 million and an increase in operating cash out flows related to operating expenses of $41.4 million.

Net cash provided by investing activities during the nine months ended September 30, 2022 principally reflects maturities of marketable securities of $178.1 million partially offset by $170.7 million of purchases of marketable securities and $5.5 million of purchases of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2021 principally reflects purchases of marketable securities of $204.5 million partially offset by $74.1 million of maturities of marketable securities.

Net cash provided by financing activities during the nine months ended September 30, 2022 decreased primarily due to lower proceeds received from the issuance of common stock under the Sales Agreement with Jefferies of $57.7 million and stock option exercises of $1.2 million compared to the proceeds received during the nine months ended September 30, 2021 from the issuance of common stock of $129.4 million, from the stock issuance to Lilly of $16.5 million, and from stock options exercises of $9.0 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of September 30, 2022, marketable securities were $181.9 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations. We had no outstanding debt that is subject to interest rate risk as of September 30, 2022.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our sales and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 10% weakening of the U.S. dollar compared to the euro would have increased our net loss for the three months ended September 30, 2022, by approximately $2.5 million and have a decrease of approximately $5.5 million on our currency translation adjustment. A hypothetical 10% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, Commitments and Contingencies, in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

From time to time, we may be involved in various legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $49.2 million and $52.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $516.2 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that our expenses will increase substantially as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, petosemtamab, MCLA-145 and MCLA-129 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russian and Ukraine and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund our operations beyond 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russian and Ukraine and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom (UK), the UK formally withdrew from the EU on January 31, 2020 and entered into a transition period. On December 24, 2020, the UK and the EU announced that they had agreed to the terms of their future trading relationship in the EU—UK Trade and Cooperation Agreement (TCA), which became binding on both the EU and the UK on January 1, 2021, and was entered into force on May 1, 2021. While the TCA avoided a “no deal” Brexit scenario, and provides in principle for quota- and tariff-free trading of goods, the new relationship has resulted in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and the EU. Further, the TCA does not provide for the continued free movement of services between the UK and the EU and imposes additional restrictions on the free movement of people between the UK and the EU. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, and it can be expected that there may be divergent local requirements in the UK from the EU in the future, which may impact our clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions and data for activity in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (CTIS), adding further complexity, cost and potential risk to our future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

The UK’s withdrawal from the EU and the associated uncertainty has had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. The UK has also experienced significant political instability in 2022, which has seen three different Prime Ministers hold office. Any of these factors could have a significant adverse effect on our business, financial condition, results of operations and prospects.

Further, the UK’s withdrawal from the EU has resulted in the relocation of the EMA from the United Kingdom to the Netherlands. This relocation has caused, and may continue to cause, disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the EU and/or the UK.

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

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-145, and MCLA-129. Over the quarter ended September 30, 2022 and to date, we have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is paused, suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the competent authorities of the European Economic Area (EEA) member states (the 27 EU member states plus Iceland, Liechtenstein and Norway) and the UK, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA competent authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

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

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on 14 March 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK. In addition, the UK government has proposed to repeal the majority of this retained EU law by the end of 2023, which may lead to further regulatory uncertainty.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab on June 5, 2022, at the American Society of Clinical Oncology, or ASCO, 2022 Annual Meeting, with a safety cut-off date of April 12, 2022. In May 2018 we commenced a Phase 1 clinical trial in Europe of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with an initial safety update provided for MCLA-129 in October 2022 at the 34th EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics, with a data cutoff date of August 15, 2022.

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
•
the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (including potentially revising the duration of regulatory exclusivity and eligibility for expedited pathways) is expected to be adopted by the European Commission between end of 2022 and the second quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the biopharmaceutical industry in the long term.

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
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024. Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our antibody candidates or additional pricing pressures.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746 or “IVDR”) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, regulations are directly applicable, i.e., without the need for adoption of EEA member states laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. Therefore, the IVDR has applied since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable and introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA postponed most inspections of foreign and domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

On March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CDPA and the CPA will both become effective January 1, 2023. In addition, Connecticut enacted the Connecticut Data Privacy Act, effective July 1, 2023, and Utah enacted the Utah Consumer Privacy Act, effective December 31, 2023. While these laws incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other thing, impact how regulated businesses collect and process personal data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition, our ability to operate in certain jurisdictions and our reputation.

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

Further, following the withdrawal of the UK from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the GDPR as implemented in the UK (UK GDPR), with each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reforms of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes that are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data.

We are also subject to EU/national laws on personal data export, as we may transfer personal data from the EU/EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. In addition, in July 2020, the Court of Justice of the EU (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative mechanisms to lawfully transfer data to the US). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. These standard contractual clause restrictions include a requirement for companies to carry out a transfer impact assessment which, among other things, assesses the laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under standard contractual clauses will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. The European Data Protection Board, an independent European body contributing to the consistent application of data protection rules throughout the EU and composed of representatives of the EU supervisory authorities and the European Data Protection Supervisor, clarified that the transfer impact assessment requirement not only applies to standard contractual clauses, but all transfer mechanisms provided for in Article 46 GDPR (e.g., binding corporate rules applicable between group entities, codes of conduct approved by supervisory authorities). The European Commission issued revised standard contractual clauses on June 4, 2021 in order to replace the former sets that were adopted under the previous (repealed) Data Protection Directive 95/46 and align with the currently applicable GDPR provisions, as well as to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised standard contractual clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The revised standard contractual clauses can only be applied to international transfers if the relevant data exporter established outside the EEA is not subject to the GDPR for the given processing. The revised standard contractual clauses also do not apply to transfers of personal data from the United Kingdom. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the UK GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. This situation leads to uncertainty with respect to the scope of the revised standard contractual clauses’ applicability, particularly whether they can be relied on for data transfers to non-EEA entities, where processing is subject to the GDPR. The EDPB stresses that insofar as a data exporter is already subject to the GDPR for the given processing, less protection/safeguards are needed. This does, however, not lift the obligation to apply a transfer tool to legitimize the international transfer. According to the EDPB, adequate tools in this regard could be ad hoc contractual clauses (in keeping with Article 49 GDPR) or another set of standard contractual clauses, approved by the EC for this specific purpose (not yet existent). As the EC, EDPB or supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Despite the implementation of security measures, our computer systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, malicious software, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any significant cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

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

Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares is subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. Subject to that, these shares can be freely sold in the public market. In addition, in connection with entering into the Lilly Collaboration Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares.

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

Dated: November 3, 2022

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer