Form 10-K
period 2022-12-31
Merus N.V.
filed 2023-02-28
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) c

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37773

MERUS N.V.

(Exact name of Registrant as specified in its Charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Uppsalalaan 17 3584 CT Utrecht The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

+31 30 253 8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, nominal value €0.09 per share	MRUS	The Nasdaq Stock Market LLC (Nasdaq Global Market)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was approximately $1,033.5 million.

The number of shares of registrant’s Common Shares outstanding as of February 22, 2023 was 46,317,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id 1012 Auditor Name: KPMG Accountants N.V. Auditor Location: Rotterdam, The Netherlands

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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies, clinical trials, chemistry, manufacturing and controls and potential development of a companion diagnostic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or perform at reasonable cost, we may not be able to obtain regulatory approval for or commercialize our antibody candidates or we may be subject to other significant negative consequences following marketing approval, if any, and our business could be substantially harmed.
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
•
Our existing collaboration agreements are important to our business and potential future collaborations and licenses may also be important to us, and if we are unable to maintain any of these collaborations or execute new collaborations or licenses, or if these arrangements are not successful, our business could be adversely affected.
•
The trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the COVID-19 pandemic, which have and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition, our ability to raise capital and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length, human, multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Each antibody binding domain consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab or Zeno) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions and Zeno in combination with an androgen deprivation therapy for the potential treatment of castration resistant prostate cancer (CRPC); MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-129, for the potential treatment of lung and other solid tumors; and MCLA-145 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development.

Our Strategy

Our goal is to become a leading oncology company developing innovative multispecific antibodies to treat various types of cancer. Our business strategy comprises the following components:

•
Successfully develop our most advanced bispecific antibody candidate, zenocutuzumab, for the treatment of NRG1 fusion solid tumors, and explore other potential indications in non-NRG1 fusion cancers by targeting both HER2 and HER3. We are developing our most advanced bispecific antibody candidate, zenocutuzumab, for the potential treatment of solid tumors that contain NRG1 gene fusions. The NRG1 protein is the ligand for the HER3 receptor—a known cause of cancer cell growth. The gene encoding NRG1 can form genetic rearrangements referred to as NRG1 gene fusions. The protein product of the NRG1 gene fusion can drive signaling through the HER3 receptor and thus drive cancer cell growth. NRG1 gene fusions (NRG1+) occur infrequently in a wide range of different cancer types. Zenocutuzumab has been shown pre-clinically to potently disrupt binding of NRG1 (and NRG1-fusion proteins) to HER3 and halt NRG1-stimulated tumor cell growth. In July 2020, the FDA granted zenocutuzumab orphan drug designation for the treatment of patients with pancreatic cancer and in January 2021, the FDA granted Fast Track Designation to zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy. We plan to provide an update on the potential registrational path and timeline in NRG1+ cancer in the first half of 2023 and a clinical update on zenocutuzumab in NRG1+ cancer at a major medical conference in 2023. Further, we are evaluating a cohort exploring the combination of zenocutuzumab with enzalutamide or abiraterone, an androgen deprivation therapy (ADT) in castration resistant prostate cancer (CRPC), and we plan to provide an initial clinical data update on zenocutuzumab in CRPC in the second half of 2023. Further, we are evaluating a cohort exploring the combination of zenocutuzumab and afatinib for patients with NRG1+ non-small cell lung cancer (NSCLC).

•
Successfully develop our bispecific antibody candidate MCLA-158, petosemtamab. We are developing petosemtamab for a potential dual EGFR/LRG5 blockade for the treatment of solid tumors. Our phase 1 clinical trial of petosemtamab is ongoing in the dose expansion phase. In October 2021, we presented interim clinical data in patients with advanced head and neck squamous cell carcinoma (HNSCC) at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the safety and efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled and seven were evaluable for an interim efficacy analysis by investigator assessment. Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. Enrollment of patients continues at this dose in the expansion phase of the open-label, multicenter trial. We plan to provide a clinical update in the first half of 2023 at a medical conference and plan to provide a regulatory path update in the first half of 2023.

•
Successfully develop our bispecific antibody candidate MCLA-129. We are developing MCLA-129 as a potential treatment for solid tumors, including NSCLC. In May 2021, we announced that the first patient was treated in the phase 1/2 dose escalation and expansion trial evaluating MCLA-129 for the treatment of patients with advanced NSCLC and other solid tumors. The MCLA-129 trial is ongoing in the dose expansion phase, treating patients with MCLA-129 monotherapy in c-MET exon 14 mutant (mt) NSCLC, exon 20 insertion (EGFRex20) NSCLC, HNSCC, as well as in combination with Tagrisso (osimertinib) a third generation EGFR tyrosine kinase inhibitor (TKI) in treatment naive EGFRmt NSCLC and in patients with EGFRmt NSCLC that have progressed on Tagrisso. We plan to provide an initial clinical data update from the expansion cohorts, and a further clinical development strategy update in the second half of 2023. MCLA-129 is subject to a collaboration and license agreement between Merus and Betta Pharmaceuticals Co. Ltd. (Betta), whereby Merus exclusively licensed Betta to develop MCLA-129 in China, while Merus retains full ex-China rights.

•
Successfully develop our bispecific antibody candidate MCLA-145. We are developing MCLA-145 in an ongoing phase 1 trial for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. In December 2021, we presented interim clinical data on MCLA-145 from the phase 1 trial dose escalation study in patients with solid tumors at the ESMO Immuno-Oncology Congress 2021. As of the data cutoff date of July 14, 2021, 34 patients with advanced or metastatic solid tumors had been treated at eight dose levels ranging from 0.4-75mg every two weeks. Preliminary evidence of antitumor activity was observed at doses ≥25 mg biweekly. We have also initiated a cohort combining MCLA-145 with Keytruda (pembrolizumab) a PD-1 blocking antibody, with enrollment on-going.

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

Cancer Immunotherapeutics

Immunotherapy is a relatively new class of cancer treatment that works to harness a patient’s own immune system to attack the cancer cells. There are a number of immunotherapies that are designed to engage various aspects of the immune system, for example: (1) adaptive immunity, specifically directing genetically modified T cells to the tumor with chimeric antigen receptor, or CAR T cells or T-cell receptor modification; or modulating T-cell activity through co-stimulation or checkpoint signals; and (2) innate immunity, including antibody-dependent cellular cytotoxicity (ADCC), cellular-dependent cytotoxicity (CDC), monocyte/macrophage cytotoxicity, natural killer (NK) cell cytotoxicity, or other forms of T-cell cytotoxicity; all directed at the cancer cells. While these therapies vary in mechanism of action, they rely on specific components of the innate or adaptive immune system to kill tumor cells or counteract signals produced by cancer cells that suppress immune responses.

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

Our process to select lead Biclonics® for clinical development is illustrated below. We use our patented MeMo®, Spleen to Screen®\, heterodimerization technology, human antibody generation and Biclonics® production technologies to rapidly build large collections of Biclonics® or Triclonics® directed against particular target combinations. We then test these collections in cell-based functional assays to identify multispecific antibodies that have the potential for novel and innovative modes of action. We select the most potent or efficacious and evaluate them in multiple in vitro and in vivo assays to identify lead candidates for clinical development.

Selection of Lead Multiclonics®

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

•
High-throughput functional screening. We employ our patented Spleen to Screen® technology to rapidly screen panels of new target-specific heavy chains that form common light chain binding domains, or we employ our already established panels of common light chain antibodies. To date we have discovered over 10,000 unique common light chain antibodies directed at more than 40 different antigens, including tumor-associated antigens such as EGFR and c-MET; T-cell binding, stimulating or co-stimulating proteins such as CD3 and CD137 (also called 4-1BB); and other immune-cell engaging antigens. For example, we have an established a panel of more than 175 unique and novel anti-CD3 common light chain antibodies from which to discover and develop the next generation of T-cell engaging bispecific and trispecific antibodies. We then generate DNA constructs that encode target-specific human antibodies and express them in mammalian cells. The common light chain format and proprietary dimerization modifications to the CH3 domain of the IgG promote the secretion of virtually pure Biclonics® into the cell culture medium. The medium of thousands of cell cultures that each express a different Biclonics® is harvested and individually used in high throughput molecular and cell-based functional assays to identify Biclonics® with specific novel characteristics for further development.

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

Our Triclonics® Platform

Our Triclonics® technology is covered by existing Merus patents and other pending applications. This format, and the suite of technologies that underpin it, permit the development of therapeutic candidates designed to bind three targets with a single multivalent molecule. In pre-clinical studies and modeling, Triclonics® have shown similar qualities of a natural IgG antibody, including favorable half-life, stability, low immunogenicity and favorable developability characteristics. We believe Triclonics® have the potential to produce significant specificity and potency in tumor cell-killing activity and/or to modulate the immune system to promote more robust anti-tumor immune responses, and have the potential for less on-target off-tumor toxicity. This format allows us to leverage our proprietary genetically modified MeMo® mice, which as described above, harbors human heavy chain variable region gene segments and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity, which can be combined into a single trispecific antibody produced with relative high purity. The Triclonics® platform employs our proprietary technologies to produce large panels of substantially pure trispecific antibodies. In addition, we have engineered a panel of novel linkers that attach a third binding domain to the antibody. This panel of linkers vary in properties such as length and flexibility, and are empirically selected for stability and other drug-like properties, while remaining stable and are predicted to have low immunogenicity. The linker panel provides another lever of flexibility in optimizing functional characteristics in our high-throughput screening while maintaining high quality, stability and limiting risk of immunogenicity.

One application of the Triclonics® platform is as a T-cell engager for solid tumors. By binding to three targets, we can generate Triclonics® designed to specifically engage a combination of two tumor antigens for enhanced specificity, binding preferentially to tumor cells expressing both antigens, over normal tissues that may express either antigen, but not both or both at lower expression levels. In this construct, the third binding domain can, for example, engage an innate or adaptive immune effector cell protein, to stimulate killing of the tumor cell. We believe our Triclonics® platform will permit us to develop molecules with enhanced on-target, on-tumor specificity, while optimally engaging the immune system mechanisms and potentially having greater potency and a larger therapeutic window.

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

Zenocutuzumab (MCLA-128, HER3 x HER2 Biclonics®)

Zenocutuzumab is an antibody-dependent cell-mediated cytotoxicity (ADCC)-enhanced Biclonics® that utilizes Merus’ Dock & Block® mechanism to bind to HER2, and bind to and disrupt the interaction between HER3 and ligand, NRG1 or mutated form NRG1 fusion, in solid tumors. HER2, or human epidermal growth factor receptor 2, is amplified in many solid tumors and is associated with poor prognosis, and the activation of HER3, or human epidermal growth factor receptor 3, is associated with tumor progression and treatment resistance. On the surface of tumor cells, HER2 pairs, or dimerizes, with HER3, and the resulting pair drives malignant progression of HER2-expressing cancer cells. NRG1, which is the ligand for HER3, causes cancer cells to grow and become resistant to treatment with HER2-targeted therapies. Zenocutuzumab is believed to target the HER3 signaling pathway by disrupting the interaction of HER3 with its ligand NRG1 and to overcome the resistance of tumor cells to HER2-targeted therapies using two mechanisms: blocking growth and survival pathways to stop tumor expansion and recruitment, and ADCC-enhanced elimination of the tumor via effector cells. In addition, we have identified a rare, genetically defined patient population whose cancers harbor NRG1 fusions. The NRG1 gene encodes for neuregulin, the ligand for HER3. Fusions between NRG1 and other genes in the genome are rare genetic events occurring in solid tumors, and are associated with activation of HER2/HER3 signaling and growth of cancer cells. The NRG1 fusion is a powerful driver of cancer cell growth. We believe that pre-clinical studies and clinical evaluation indicate zenocutuzumab (binding to HER2 and blocking NRG1 fusion protein interaction with HER3) has the potential to be particularly effective against tumors harboring NRG1 fusions.

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

* indicates analog antibodies.

In a patient-derived tumor xenograft mouse model (PDX model), zenocutuzumab significantly blocked tumor growth of a cancer containing an NRG1 gene fusion.

Based on encouraging pre-clinical results, we initiated a phase 1/2 study of zenocutuzumab in solid tumors.

•
NRG1 Fusions and other potential cancers through targeting HER2 and HER3

We are currently enrolling patients for the phase 1/2 eNRGy trial to assess the anti-tumor activity of monotherapy zenocutuzumab in NRG1+ cancers. The eNRGy trial enrolls patients with NRG1+ solid tumors. Enrolled patients will receive 750 mg of zenocutuzumab every two weeks.

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

In June 2022, we provided an update on the eNRGy trial and EAP at the American Society for Clinical Oncology Annual Meeting (ASCO). The interim data, as of an April 12, 2022 efficacy data cutoff date, included zenocutuzumab treatment of 110 patients with NRG1+ pancreatic, NSCLC, and other cancers, 79 of whom were evaluable with measurable disease having the opportunity for six months or more follow-up and who met the criteria for the primary analysis with a median age of 59 (range 22-84). Partial responses (PRs) by Response Evaluation Criteria in Solid Tumors (RECIST) criteria version 1.1 as assessed by investigator review was 34% (95% CI; 24%-46%) across multiple tumor types. Tumor shrinkage was observed in 70% of patients. Median time to response was 1.8 months, and a median duration of exposure was 6.3 months. Median duration of response was 9.1 months, and 20/83 patients were continuing treatment as of the cutoff date.

Zenocutuzumab was observed to have a favorable and tolerable safety profile (across 208 patients treated with zenocutuzumab monotherapy as of the January 12, 2022 safety data cutoff date). The majority of adverse events were mild or moderate (Grade 1 or 2) in severity, and an absence of severe gastrointestinal and skin toxicities and clinical cardiotoxicity, and a low incidence (15%) of infusion reactions was observed.

In October 2022, we met with the U.S. Food and Drug Administration (FDA) regarding a potential Biologics License Application (BLA) filing for Zeno in NRG1+ cancer. Based on the FDA feedback, we believe multiple registrational paths remain viable, and have decided the optimal approach is to sequence its development plan by first seeking a potential application for NRG1+ lung and/or pancreatic cancer, which could then be followed by a potential tissue agnostic filing. We believe Zeno has the potential to be both first in class and best in class, and a new standard of care for the treatment of NRG1+ cancer.

We plan to provide an update on the potential registrational path and timeline in NRG1+ cancer in the first half of 2023 and a clinical update on Zeno in NRG1+ cancer at a major medical conference in 2023.

Further, we are evaluating a cohort exploring the combination of zenocutuzumab in addition to enzalutamide or abiraterone, an androgen deprivation therapy in CRPC, irrespective of NRG1+ status. Further, we are evaluating a cohort exploring the combination of zenocutuzumab and afatinib for patients with NRG1+ NSCLC. We plan to provide an initial clinical update on zenocutuzumab in CRPC in the second half of 2023.

Petosemtamab (MCLA-158, EGFR x LGR5 Biclonics®)

Petosemtamab, is an investigational antibody-dependent cell-mediated cytotoxicity (ADCC)-enhanced Biclonics® for the potential treatment of solid tumors that is designed to bind to cancer stem cells expressing leucine-rich repeat-containing G protein-coupled receptor 5 (LGR5) and EGFR. LGR5 is a WNT target gene expressed in cancer cells with aberrations in the WNT signaling pathway, while EGFR is a member of the HER family of receptor tyrosine kinases and is important for growth and survival of cancer stem cells, including those with RAS mutations. Petosemtamab is designed to use two different mechanisms of action. The first is intended to block growth and survival pathways in cancer stem cells. The second involves the recruitment and enhancement of immune effector cells in an effort to directly kill cancer stem cells that persist in solid tumors and cause relapse and metastasis.

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

In October 2021, we presented interim clinical data from the ongoing phase 1 dose expansion cohort that is investigating the safety, tolerability, and anti-tumor activity of petosemtamab, including clinical responses observed in advanced HNSCC, at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics. As of the efficacy data cutoff date of August 9, 2021, 10 patients with advanced HNSCC were enrolled, with median age of 65 (range 50-77) years, and who were treated with a median of 2 lines of prior therapy. Seven patients were evaluable for an interim efficacy analysis by investigator assessment (three patients were enrolled <8 weeks from the cutoff date). Three of seven patients achieved partial responses, with one of these three achieving complete response after the data cutoff date. Tumor reduction was observed in all seven patients. The safety results for petosemtamab were based on 29 patients with advanced solid tumors who were treated at 1500 mg every two weeks across the phase 1 trial. The most frequent adverse events were infusion related reactions; 72% any grade, 7% grade ≥ 3 and mild to moderate skin toxicity; 3% grade ≥3.

We plan to provide a clinical update on petosemtamab in the first half of 2023 at a medical conference. The planned update will include data from approximately 40 patients with HNSCC with meaningful clinical follow up, and data from patients with gastro-esophageal cancer, to inform clinical development strategy.

We further plan to provide a regulatory path update on petosemtamab in the first half of 2023.

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

Development

Pre-clinical data on MCLA-129 were presented in October 2019, at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The poster, entitled “Pre-clinical evaluation of MCLA-129: a bispecific antibody targeting c-MET and EGFR,” showed that MCLA-129 inhibited and reversed resistance to tyrosine kinase resistant NSCLC, cell lines resulting in tumor growth inhibition in xenograft models of NSCLC. In these xenograft models, MCLA-129 showed tumor shrinkage in mice whose tumors are resistant to the EGFR small molecule inhibitor erlotinib.

MCLA-129 Inhibited TKI Resistant NSCLC | MCLA-129 Reversed Acquired TKI Resistance

Drug-free
Vehicle
MCLA-129*
c-METxMock bAb
Erlotinib
MCLA-129 + Erlotinib
c-METxMock bAb + Erlotinib
Tumor Volume (mm^3)
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

The MCLA-129 trial is ongoing in the dose expansion phase, treating patients with MCLA-129 monotherapy in c-MET exon 14 mutant (m) NSCLC, EGFRex20 NSCLC, HNSCC, as well as in combination with Tagrisso (osimertinib) a third generation EGFR tyrosine kinase inhibitor (TKI) in treatment naive EGFRm NSCLC and in patients with EGFRm NSCLC that have progressed on Tagrisso.

In October 2022, we presented interim data from the ongoing phase 1/2 trial at the 34th EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics (ENA Symposium). As of a May 8, 2022 cutoff date, 20 patients were treated with MCLA-129 across doses of 100, 300, 600, 1000 and 1500 mg every two weeks. These patients were followed for safety and efficacy through a data cutoff of August 15, 2022, with 18 evaluable for efficacy, with two discontinuing before the second infusion.

As of the August 15, 2022 cutoff date, the median age of patients was 65.5 years (range: 43-79), tumor types enrolled included 14 patients with EGFR m NSCLC (8 Del19, 4 L858R, 1 EGFRex20, 1 other), 2 patients with c-MET exon 14 m NSCLC, 1 patient with c-MET amplified gastric adenocarcinoma, 1 patient with esophageal squamous cell carcinoma, 1 patient with HNSCC. Antitumor activity was observed by investigator review, including 2 confirmed partial responses, and 4 additional patients with observed tumor shrinkage of greater than 20%. Time on treatment included a median duration of exposure of 12.6 weeks (range: 3-43 weeks), with 6 of 20 patients remaining ongoing as of the August 15, 2022 data cutoff, with the following internal safety and efficacy data presented:

As of the August 15, 2022 cutoff date, MCLA-129 was observed to be well tolerated based on 20 patients who received one or more doses of MCLA-129 across the dose levels tested. No dose limiting toxicities (DLTs) were reported. The most frequent adverse events (AEs) were infusion-related reactions (IRR), with 90% of patients observed to experience IRR AEs of any grade, one patient (5%) experienced a grade 3, and no grade 4 or 5 AEs were observed. The majority of AEs occurred during the first infusion, with no treatment-related grade 4 or 5 AEs reported, and no interstitial lung disease reported. Based on the pharmacokinetic and pharmacodynamic data, and these interim safety results an initial recommended phase 2 dose was selected at 1500 mg every two weeks.

We plan to provide an initial clinical data update from the expansion cohorts, and a further clinical development strategy update in the second half of 2023.

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

•
Solid Tumors

MCLA-145 is currently enrolling a global, phase 1, open-label, single-agent clinical trial evaluating MCLA-145 in patients with solid tumors. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. We are also evaluating the combination of MCLA-145 with a Keytruda (pembrolizumab) PD-1 blocking antibody with enrollment ongoing.

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

Collaboration Agreements

As part of our business strategy, we collaborate with a range of partners, including pharmaceutical, biotechnology, and diagnostic companies, as well as academic institutions. We intend to continue to seek collaborations and license agreements to develop and commercialize therapeutics in order to exploit the potential of our Biclonics® and Triclonics® platforms.

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

For one of our current clinical programs, concerning MCLA-145, under the Collaboration Agreement, Incyte had received the exclusive right to develop and commercialize the product candidate outside the United States. In January 2022, we announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, restoring full global rights to Merus. Under the terms of the Collaboration Agreement, Incyte supported the program for a limited time while ex-U.S. activities transitioned to Merus. Incyte retains a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.

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

Eli Lilly and Company (Eli Lilly)

In 2021, we entered into a collaboration and license agreement (the Lilly Collaboration Agreement) and share subscription agreement (the “Lilly Subscription Agreement”) with Eli Lilly and Company, an Indiana corporation (Eli Lilly).

Under the terms of the Lilly Collaboration Agreement, we and Eli Lilly agreed to collaborate with respect to the discovery and research of bispecific antibodies utilizing our proprietary Biclonics® bispecific technology platform. The collaboration encompasses up to three (3) independent programs directed to the generation of T-cell re-directing bispecific antibodies that bind CD3 and a tumor associated antigen target selected by Eli Lilly (Target) to be the subject of each such program.

We granted to Eli Lilly an exclusive, worldwide, royalty-bearing, sublicensable license, under certain patent rights and know-how to exploit certain compounds and products directed to designated Targets in combination with CD3, or directed to such designated Target(s) alone as a monospecific antibody or monospecific antibody drug conjugate, subject to rights granted by us to third parties under one or more existing third-party agreements. We also retain all rights not granted to Eli Lilly.

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

Ono Pharmaceutical Co., Ltd.

In April 2014, we entered into a strategic research and license agreement with Ono, under which we granted Ono an exclusive, worldwide, royalty-bearing license to research, test, make, use and market a limited set of bispecific antibody candidates, if approved, based on our Biclonics® technology platform, directed to two undisclosed targets.

Ono paid us a non-refundable upfront fee of €1.0 million, and we are eligible to receive up to an aggregate of €57.0 million in milestone payments upon achievement of specified research and clinical development milestones. For products commercialized under this agreement, if any, we are also eligible to receive a mid-single digit royalty on net sales. For a designated period, which may include limited time periods following termination of this agreement, in certain circumstances we and our affiliates are prohibited from researching, developing or commercializing bispecific antibodies against the target combination that are the subject of this agreement. Ono also provides funding for our research and development activities under an agreed-upon plan. This research and license agreement will expire after all milestone payments have been received and all related patent rights have expired, unless terminated earlier. Ono has the right to terminate this agreement at any time for any reason, with or without cause. The licenses granted to Ono may convert to royalty-free, fully-paid, perpetual licenses if Ono terminates the agreement for uncured material breach. We retain all rights to use and commercialize any antibodies directed to one target utilized under the collaborative research program, and any antibodies directed to the second target developed under the collaborative research program, excluding the up to five lead and/or selected antibodies against the second target Ono is pursuing, provided that the use and commercialization is not with respect to the particular target combination. To date, we have achieved five of the specified milestones under this research and license agreement and have received an aggregate of €4.7 million in milestone payments.

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

As part of the 2018 agreement, Ono agreed to pay an upfront non-refundable payment of €0.7 million for the rights granted and we are also eligible to receive an additional aggregate of €57.0 million in milestone payments upon achievement of specified research and clinical development milestones. In the fourth quarter of 2022, Merus achieved a milestone payment of €1.0 million from Ono for preclinical advancement of a lead candidate arising from this license. To date, we have achieved four of the specified pre-clinical milestones under this research and license agreement and have received an aggregate of €2.7 million in milestone payments. For products commercialized under the License Agreement, if any, the Company is eligible to receive a mid-single digit royalty on net sales.

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

Betta Pharmaceuticals Co. Ltd.

On December 10, 2018, we entered into a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta) where we granted Betta an exclusive license to develop and commercialize MCLA-129 in China. We retain all rights outside of China. Under the terms of the agreement, Betta retained a contract manufacturing organization with experience in filing IND applications with U.S. authorities and clinical trial applications (CTAs) with European regulatory authorities in order to produce clinical trial materials for the Chinese market and the rest of the world.

In addition to a non-refundable upfront payment, we and Betta will share equally the cost of the transfer of the manufacturing technology to a contract manufacturing organization. We are also eligible to receive an aggregate of $12.0 million in milestone payments contingent upon Betta achieving certain specified development and commercial goals as well as tiered royalty payments of net sales of any products resulting from the collaboration in China. Betta is eligible to receive milestone payments contingent upon us achieving certain specified development and commercial goals, and is eligible to receive tiered royalty payments of net sales outside of China.

Manufacturing

Our Biclonics® technology platform relies on third parties for biological materials. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice-grade (cGMP-grade) clinical trial materials and commercial quantities of our antibody candidates and products, if approved. We currently do not have any agreements for the commercial production of product candidates, but we have contracted several biopharmaceutical CMOs for the clinical manufacture of zenocutuzumab, MCLA-158 or petosemtamab, MCLA-129 and MCLA-145. We believe that the standardized Biclonics® manufacturing process can be transferred to additional CMOs and potential future co-development or co-commercialization collaborations or partnerships for the production of clinical and commercial supplies of our Biclonics® in the ordinary course of business.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 or any of our other antibody candidates because our antibody candidates are still in pre-clinical or early-to-middle-stage clinical development. We hired an Executive Vice President & Chief Commercial Officer in February 2022, to lead the commercial strategy for Merus’ pipeline of multispecific product candidates in development. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial and specialty sales force. We plan to further evaluate these alternatives as we approach approval, if any, for one of our antibody candidates.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer, including other bispecific antibodies or similar molecules. Our closest competitors in this area include Genmab A/S, Inhibrx, Inc., Janssen Pharmaceutical Companies, MacroGenics, Inc., Regeneron Pharmaceuticals, Inc. and Xencor, Inc. The antibody candidates in development by competitors may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our antibody candidates for which we obtain marketing approval.

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

As of January 31, 2023:

•
Our patent portfolio related to our bispecific antibody candidate zenocutuzumab comprises one application filed under the Patent Cooperation Treaty (PCT) application, filed on February 27, 2015 with two issued patents in Europe, one in the United States and 11 other foreign jurisdictions and applications pending in Europe, the United States and 11 other foreign jurisdictions with an expected expiry not earlier than February 2035. Claims are directed to the zenocutuzumab composition of matter and methods of using zenocutuzumab to treat subjects having or at risk of having a HER2 and/or HER3 positive tumor. In addition, our portfolio includes six PCT patent applications covering further methods of using zenocutuzumab, including in combination therapies to treat patients, concerning methods of treating patients with cancer harboring NRG1 gene fusions, patients with certain forms of HER3 positive tumors. One of these PCT applications was filed on April 3, 2018, with issued claims in one foreign jurisdiction and applications pending in Europe, the United States and 17 other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with an HER2 targeting agent in patients with an HER2/HER3 positive tumor, like a tumor in the breast or brain. The second of these PCT applications was filed on April 3, 2018, with applications pending in Europe, the United States and four other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treatment using zenocutuzumab in patients having an HER2/HER3 positive tumor but not previously treated with a HER2 specific therapy or with a HER3 specific therapy. The third of these PCT applications was filed on April 3, 2018, with issued claims in one foreign jurisdiction and applications pending in Europe, the United States and 17 other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treating patients with cancers harboring NRG1 gene fusions. The fourth of these PCT applications was filed on May 17, 2018, with issued claims in two foreign jurisdictions and applications pending in Europe, the United States and 15 other foreign jurisdictions, with an expiry date no later than May 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with endocrine therapy of patients with cancers, such as hormone receptor positive breast cancer. The fifth of these PCT applications was filed on October 23, 2020, with applications pending in Europe, the United States and seven other foreign jurisdictions, with an expiry date no later than October 2040. Claims are directed to methods of treatment using zenocutuzumab in patients with NRG1 positive cancers, including in patients that progressed after having received prior treatment certain treatment. The sixth of these PCT applications was filed on November 3, 2021, with national phase entry due in May of 2023. Claims are directed to treatment of patients with certain HER3 positive cancers using zenocutuzumab.

•
Our patent portfolio related to our CD3 technology comprises a first PCT application, filed on July 8, 2016, with issued patents in the United States, Europe and one foreign jurisdiction, and applications pending in the United States, Europe and 12 foreign jurisdictions with an expected expiry not earlier than July 2036. A second PCT application was filed on March 27, 2020, with applications pending in the United States, Europe, and 19 foreign jurisdictions with an expected expiry not earlier than March 2040. Claims are related to the anti-CD3 binding domains, antibodies, their use, among other subject matter.

•
Our patent portfolio related to our bispecific antibody candidate petosemtamab comprises one PCT filed on October 21, 2016, with one issued patent in Europe, four issued patents in foreign jurisdictions and applications pending in Europe, the United States and 13 other foreign jurisdictions with an expiry no earlier than October 2036. Claims are directed to the petosemtamab composition of matter and methods of using petosemtamab in the treatment or prevention of various solid tumors. In addition, our portfolio includes four PCT applications, one of which was filed on August 19, 2020, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than August 2040. Claims are directed to a combination treatment with a topoisomerase I inhibitor to treat patients. The second PCT application was filed on April 23, 2021, with applications pending in Europe, the United States and 15 other foreign jurisdictions with an expiry no earlier than April 2041. Claims are directed to treatment of patients having gastric, esophageal and gastro-esophageal cancer including certain dosing regimens. The third PCT application filed on December 15, 2021, with national phase entry due in June 2023, covering treatment of patients having head and neck cancer, including certain dosing regimens. The fourth PCT application was filed on December 16, 2021, with national phase entry due in June 2023, covering a pharmaceutical formulation that contains petosemtamab.

•
Our patent portfolio related our bispecific antibody candidate MCLA-129 comprises one PCT filed on August 9, 2018, with one issued patent in a foreign jurisdiction and with applications pending in the United States, Europe and 19 other foreign jurisdictions with an expiry of no earlier than August 2038. Claims are directed to the MCLA-129 composition of matter and methods of using MCLA-129 in the treatment or prevention of various solid tumors.

•
Our patent portfolio related our bispecific antibody candidate MCLA-145 comprises one PCT filed on September 22, 2017, with two issued patents in a foreign jurisdiction and with applications pending in the United States, Europe and 18 other foreign jurisdictions with an expiry no earlier than September 2037. Claims are directed to the MCLA-145 composition of matter and methods of using MCLA-145 in the treatment or prevention of various solid tumors. In addition, our portfolio includes a PCT application filed on December 3, 2021, related to dosage regimens and methods of treating patients with certain kinds of solid tumors.

•
Our patent portfolio related to our MeMo® and common light chain transgenic animal consists of seven issued U.S. patents, five pending U.S. applications, three issued European patents that have been validated in many countries, and three pending European applications, 21 issued foreign patents and 12 pending foreign applications, all with an expected expiry not earlier than June 2029. Claims are directed to a common light chain animal and methods of producing hybridomas, host cells, and antibodies relating to the use of a common light chain and by exposing the animal to an antigen.

•
Our patent portfolio related to efficient dimerization of heavy chains promoting efficient production of multispecific antibodies, binding domains and mixtures of antibodies, methods and host cells for recombinant production thereof, and comprises two PCT applications filed on April 19, 2013, which has resulted in seven issued U.S. patents, one pending U.S. application, two issued European patents, two pending European applications, 34 issued foreign patents, and eighteen pending foreign applications, all with an expected expiry not earlier than April 2033.

•
Our patent portfolio related to our trispecific antibody technology comprises one PCT application, filed on March 29, 2019, with pending applications in the United States, Europe, and 19 foreign jurisdictions, with an expiry no earlier than March 2039. Claims are directed to, among other things, a multivalent antibody format, including the Triclonics® format.

•
Our patent portfolio related to our Spleen to Screen® technology consists of four issued U.S. patents, one pending U.S. application, one pending European application and four issued foreign patents, with two foreign pending applications, all with an expected expiry not earlier than September 2032.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional compositions created or identified from our Biclonics® and Triclonics® technology platforms, improvements to those platforms and our ongoing development of our antibody candidates. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter directed to aspects of the molecules, basic structures and processes for manufacturing these molecules and the use of these molecules in a variety of therapies, in combinations, dosages, methods of treatments, among other features.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. In addition, the FDA may require post marketing clinical trials, sometimes referred to as phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. These so-called phase 4 studies may also be made a condition to approval of the BLA.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Orphan Drug Designation

The FDA may grant orphan drug designation (or orphan designation) to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and marketing the drug for this type of disease or condition will be recovered from sales in the United States. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the indication for which the orphan drug or product has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug or product has exclusivity. If a drug or biological product has an orphan designation it receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

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

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process. A BLA is eligible for priority review if a product candidate is intended to treat a serious disease or condition, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled confirmatory clinical trials. Biological products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory clinical trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

FDA Regulation of Companion Diagnostics

We expect that our antibody candidates may require use of an in vitro diagnostic to identify appropriate patient populations for our products. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the United States Federal Food, Drug and Cosmetics Act (FD&C Act) and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (PMA) approval. We expect that any companion diagnostic developed for use with our antibody candidates may utilize the PMA pathway.

If use of a companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our antibody candidates, a companion diagnostic device and its corresponding drug or biologic candidate may be required to be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product labeling, although the FDA may decide that it is appropriate to approve a therapeutic product even though a companion diagnostic device is not approved or cleared contemporaneously. In general, the FDA expects that a companion diagnostic that is intended for use with the therapeutic product will be later approved or cleared through an appropriate submission and the therapeutic product labeling will be revised to stipulate the use of the companion diagnostic. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products, and in April 2020, the FDA issued final guidance describing considerations for the development and labeling of in vitro companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. For example, in the EU, upon receiving MA, reference medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period may be extended to a maximum of eleven years if, during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The application for orphan drug designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan drug designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if:

•
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•
the applicant consents to a second orphan medicinal product application; or
•
the applicant cannot supply enough orphan medicinal product.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Regulation of Companion Diagnostics

In the EU, in vitro diagnostic medical devices were regulated by Directive 98/79/EC which regulated the placing on the market, the CE-marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices had to comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics is subject to further requirements since the in vitro diagnostic devices Regulation (No 2017/746) (IVDR) became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. The IVDR fully applies as of May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation. The IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MA application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national Competent Authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

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

The federal false claims laws, including the civil False Claims Act, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., off-label) uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners including physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians, as defined by statute, and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing and marketing information as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

Violations of any of these laws or any other governmental regulations that may apply may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement is required, and/or individual imprisonment.

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

Privacy and Data Protection Laws in the United States

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act (CCPA) effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. Additionally, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023 and significantly amends the CCPA. It imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. On July 16, 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU to the United States by invalidating the EU-US Privacy Shield Framework (Privacy Shield), under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. Complementary, on September 8, 2020 the Federal Data Protection and Information Commissioner of Switzerland issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers.

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

In the EU, governments influence the price of products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Member states are free to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement, and to control the prices and reimbursement levels of pharmaceutical products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member states may approve a specific price or level of reimbursement for the pharmaceutical product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the pharmaceutical product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

In addition, the American Rescue Plan Act of 2021 as signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, beginning January 1, 2024. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.

Employees

As of January 1, 2023, we had 164 full-time employees and 57 part-time employees, including 90 employees with M.D. or Ph.D. degrees. Of these employees, 157 were primarily engaged in research and development activities and 64 were primarily engaged in general and administrative activities. We are proud of our diversity, with 106 employees identifying as male and 115 identifying as female and with over 25 different nationalities represented. None of our employees are part of a labor union, and we consider our employee relations to be good.

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

Critical to our success is the hiring, training, retention and promotion of our employees, as we develop the competencies needed for the advancement of our company today and that will be needed in the coming years. Accordingly, we developed a variety of leadership and development opportunities under an umbrella program we refer to as the Merus Academy. A pillar of this program is a leadership development program, where we work with a third-party provider to help train and enhance the leadership skills of employees at the director to vice president level. Another pillar is a leadership essentials training, which we offer to our scientists to help enhance their individual effectiveness, improve leadership ability, develop skills to address change and conflict management, and enhance their thought leadership within the organization. A third pillar is our implementation of an online learning platform, which offers our employees training courses across a variety of disciplines. Each of these pillars supports our talent management and advancement to drive our corporate goals.

Equal Opportunity

We are an equal employment opportunity employer that does not discriminate on the basis of actual or perceived race, color, religious creed, national origin, sex (including pregnancy, childbirth, and related medical conditions), sexual orientation, age, ancestry, disability or perceived disability, qualified handicap, gender identity, military status, veteran status, certain criminal records, genetic information or testing, HIV testing, or any other characteristic protected by applicable federal, state or local laws (each, a “Protected Characteristic”). We are dedicated to this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities and general treatment during employment. Equal opportunities are important to us. To evaluate our performance, we asked an external party to assess whether there is a different in compensation of men and women at Merus. The outcome of the assessment was that there was not different compensation between men and women in comparable positions/roles within Merus. Equal opportunity is also reflected in the diversity within our Management Team, which is a mixture of men and women, and in our Board Diversity Policy.

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

Health and Safety

The health and safety of our employees is a top priority. To date, the COVID-19 pandemic has created challenges associated with the normal function of businesses worldwide, as it has for Merus. We have adapted and met these challenges with the support and guidance of our COVID Task Force comprised of members of our management team, which meets as needed, and provides updates to the full management team, the board of directors, and company personnel on ways in which we are addressing the applicable guidance provided by national, state, local and foreign officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). We have implemented workforce policies for our headquarters in the Netherlands, as well as our subsidiary in Cambridge, Massachusetts, for taking measures to comply with changing rules, regulations and recommendations by the CDC, RIVM, and local regulations. We have been able to support a distributed workforce and may, depending on conditions and health authority guidance, recommend our employees in the Netherlands and employees of our subsidiary, Merus US, Inc., in the U.S. work remotely. For those employees working at our offices and laboratory in Utrecht, they are required to follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

Employee Health and Wellbeing Support

Healthy and happy employees are important to us and therefore we have launched several initiatives to be able to support our employees with health and wellbeing. One of these initiatives is the option for employees that are experiencing financial difficulties on a personal level due to the current challenging economic circumstances, to get support from an external provider to get better insight in their financial situation and help them to set up a plan and/or take next steps to deal with these financial difficulties.

In addition, we offer our employees a medical check and/or a so-called fit-test to check-in and get advice on their overall health. We also offer our employees the option of a consult with an ergonomist to ensure their in-office workplace is correctly set up to limit the possibility of workplace related health issues from occurring.

Sustainability and Community Relations

At Merus, we want to play a positive role in society, not only by developing potentially meaningful medicines, but also by aiming to be responsible for the impact of our operations on the environment. To contribute to that goal, we have a sustainability team, comprised of members from different business functions throughout the organization. Since 2021, our sustainability team implemented Planet Tuesday at our company restaurant, introducing a weekly planet-friendly and healthy (vegetarian) menu. This tradition has continued as we have moved into a new building in December 2022, working with the on-premises catering company to continue to deliver vegetarian-only options daily. Our catering supplier aims to become climate neutral by 2024. To reach this goal, it plans to switch to more plant-based proteins, aims at reducing food waste, and looks for circular solutions for their waste streams, by reducing the use of plastic, choosing recyclable or compostable variants. Fruit and vegetables provided by our caterer are also locally sourced, reducing energy consumption expended in their transport.

We also have selected our coffee vendor for its sustainability practices, which uses techniques such as recirculation of heat in the coffee roasting process, to save up to 75% of energy expenditure, and uses 100% traceable Dutch wind energy. The roastery has a climate-resistant garden with rainwater infiltration. For carbon emissions that cannot be (yet) avoided, the supplier compensates through fairtrade carbon credits in the coffee chain. The supplier also aims to reduce waste: coffee beans are delivered in bulk in aluminum-free bags, and coffee machines are refurbished at the end of their lifecycle.

We have also implemented a sustainable mobility plan, which supports employees to purchase a new or second hand (e-)bike to commute to Merus, thereby reducing our carbon footprint, lowering city traffic, congestion, and improving the vitality of our employees. In June 2022, we held a sustainability competition at our headquarters in Utrecht, for all tenants of our multitenant office building. A member of the Merus sustainability team won second place with her idea to bring the brightness level of all computer monitors down to 60% to reduce energy consumption. On Earth Day 2022, our sustainability team organized a Merus Cleanup in Utrecht, collecting more than 40 kg of garbage, double the prior year's collection.

In 2022, we also donated 150 trees to Trees for All, on behalf of our employees, contributing to reforestation projects in Bolivia. This program supports local, sustainable agriculture projects and helps increase the income of farmers, while protecting and preserving nearby forest areas. Merus has contributed to this program since 2019, resulting in planting more than 400 trees during this time.

The "Accelerator": a New Sustainable Merus Utrecht Headquarters

In December 2022, we moved into our new headquarters called the "Accelerator" in the Utrecht Science Park, at 17 Uppsalalaan, 3rd and 4th floor, 3583 CT, Utrecht. As an anchor tenant, we have had the opportunity to have a significant role in the development of the building to provide Merus with a new premises that would be a sustainable and state-of-the-art facilities to continue to support our research, clinical and business activities.

During the development of the Accelerator building, our mission along with the developer and other anchor tenant was to produce a sustainable building, doing so by meeting the requirements of the so-called ‘BREEAM Excellent’ certification. BREEAM (Building Research Establishment’s Environmental Assessment Method) is a method to measure and assess the sustainability of real estate and is used in over 80 countries worldwide. The method was originally developed by the Building Research Establishment (BRE) and the Dutch Green Building Council (DGBC) has adopted the method to make it align with the situation in The Netherlands, creating BREAAM-NL. There are specific BREAAM schemes for new buildings, existing (in-use) building and demolition to tailor the measurements and assessment to the relevant situation. BREEAM certifications are issued by the DGBC. BREEAM covers a variety of topics and processes, such as the management of the development/built process, a healthy internal building climate, energy efficiency, transport to, from and in the building, water usage and waste. The BREEAM certification achieved by the Accelerator is the second highest certification that can be obtained and represents high sustainability performance of the relevant building and the use of best practices in the market to build a building that meets this certification level. Only about 10% of all office buildings in the Netherlands a certified as ‘BREAAM Excellent.’ Since the Accelerator is a new building with unique characteristics, it was assessed based on a bespoke version of the BREAAM-NL New Build and Renovation scheme, which was specifically developed for the Accelerator. This scheme covers the following topics: management, health and comfort, energy, transport, water, materials, waste, use of the plot and ecology and pollution. In turn, these topics cover several elements. For example, management covers elements such as project design, life cycle costs and responsible building practices. Health covers visual and thermal comfort, safety, air quality and acoustics. Transport covers public transport access, mobility plan and maximum parking capacity. Materials cover the sustainability and durability of the materials used. To receive the BREEAM Excellence certification a building needs to have a minimum score of 70%. Based on the bespoke scheme used for the assessment of the Accelerator, the Accelerator scored 72.81% granting it a BREAAM Excellent certification. Certain notable sustainable features of the Accelerator include: (i) solar paneled roof to provide electrical power; (ii) heating and cooling provided by heat pump to avoid gas usage; (iii) LED lighting, including presence detection to avoid use of energy when spaces are vacant; and (iv) air handling units with energy recovery.

As part of the BREEAM certification of the Accelerator, the landlord entered into a so-called green lease with each tenant, which provides requirements that need to be met by the tenants with regard to the design of the tenant’s premises and the use of the building. The green lease includes requirements concerning among others, heating/cooling, transport and lighting used in and around the building/tenant’s premises.

In addition to the BREEAM certification and green lease and as part of the building permit, a mobility plan was developed specific for the Accelerator in support of the ambition of the Municipality of Utrecht to lower the number of car movements at the Utrecht Science Park and promote other means of transportation. As part of this mobility plan and our wish to contribute to a healthy and sustainable Utrecht Science Park and focus on employee well-being, we introduced the Merus Employee Cycling Plan in June 2021. As of January 1, 2023, 17 employees are participating in the Merus Employee Cycling Plan. In 2022, Merus has also provided NS business cards to over 40 employees, which enable our employees in the Netherlands to come to work through public transportation, reducing emissions and the impact of congestion in the Netherlands and the Utrecht Science Park.

Further, we selected a sustainable supplier to assist with the interior fit-out of our new premises at the Accelerator, which built sustainable pantries, lockers and planters. Measures taken to enhance the sustainability of this construction include use of responsibly sourced materials (materials with FSC/PEFC certifications), with a preference for use of fast-growing, cultivated, non-tropical wood, use of responsible procurement of materials and recycling of components. Use of materials with FSC/PEFC certification, means that the origin of the product can be traced back to the source. Use of fast-growing, cultivated, non-tropical woods like poplar and pine provides greater control over the durability of materials as well as reducing the environmental impact of the transportation of purchased parts. Our supplier has also opted for heat-cold storage in their buildings, eliminating their dependency on fossil fuels for heating or cooling. Excess heat in summer is stored deep underground and used in the winter. There are also over 1,000 solar panels on the roof providing electricity all year long to their workshops and offices.

Environmental, Health and Safety Supplier Standards

We adopted the Merus Supplier Standards in September, 2021, to safeguard that our suppliers meet an acceptable standard business conduct and compliance with laws and regulations. These standards apply to all our non-GXP suppliers that provide products and/or services above a minimum threshold value, and to any sub-contractors of a supplier that are involved in the performance of any agreement between Merus and such supplier. For higher value contracts, the Supplier Standard form a condition precedent to soliciting bids and proposals from suppliers and are shared with the supplier for review and confirmation of compliance as part of the bid or proposal.

The Supplier Standards includes a range of standards which vary from compliance with law, privacy to fair competition and employment. In short, based on the Supplier Standards, we expect our suppliers (i) to fully comply with applicable laws, rules and regulations; (ii) to not have any involvement of any kind with or link to bribery or corruption and to abide by all applicable anti-bribery and corruption laws and regulations such as the Foreign Corrupt Practices Act of 1977, as amended, 15 U.S.C. §§ 78dd-1, et seq. (FCPA) and UK Bribery Act 2010; (iii) to conduct business in a transparent way, keep their records accurate and not engage in or facilitate any form of money laundering; (iv) to use fair business practices and act in accordance with applicable antitrust laws; (v) to inform Merus in case of a (potential) conflict of interest; (vi) to respect the right to privacy of individuals, operate in a manner that is consistent with applicable data protection laws and process personal data provided by Merus with strict confidentiality and only when having the appropriate technical and organizational structures and procedures in place to ensure the protection of the personal data; (vii) to uphold human rights, pay fair wages, respect rights of workers and to not use any forced or child labor of any sort; and (viii) to provide a safe and healthy environment and operate in a socially and environmentally responsible manner. Based on this section suppliers of Merus must also (i) comply with any applicable federal, state, (inter)national and local environmental and health & safety laws and regulations (which include but are not limited to rules on waste, air emissions and hazardous substances), obtain and maintain the required permits, licenses, authorizations and registrations and follow their operational and reporting requirements and restrictions; (ii) provide a healthy and safe workplace for its employees and other personnel; and (iii) operate in a socially and environmentally responsible manner and take measures to proactively protect and minimize the adverse impact of its business on the community, environment and natural resources, while safeguarding the health and safety of the public. Suppliers are encouraged to conserve natural resources, to avoid the use of hazardous materials where possible and to engage in activities that reuse and recycle.

Considering we had to engage several (new) suppliers in relation to the build of and operations at our new Merus Utrecht premises, sustainability and health and safety have been important points when selecting our suppliers. We believe such suppliers have been able to meet the aforementioned supplier standards, for example, by offering us sustainably sourced or produced products/services or products that are made of recycled materials to lower our impact on the environment and our community, and lower the use of natural resources.

Corporate Information

We were incorporated as Merus B.V. under the laws of the Netherlands on June 16, 2003. Our principal executive offices are located at Uppsalalaan 17, 3584 CT Utrecht, The Netherlands. Our telephone number at the Utrecht address is +31 30 253 8800. Our website address is www.merus.nl. Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $131.2 million, $66.8 million and $85.5 million for the years ended December 31, 2022 2021, and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $598.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, for the treatment of solid tumors harboring neuregulin 1 (NRG1) gene fusions, our ongoing Phase 2 clinical trial of zenocutuzumab in combination with an androgen deprivation therapy, and potentially other exploratory cohorts;
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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte and Eli Lilly. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. We have not completed development of any Biclonics® or any other drugs or biologics.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of December 31, 2022 will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the cost, progress and results of our ongoing clinical trials of zenocutuzumab and petosemtamab, MCLA-129 and MCLA-145;
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

Failure to successfully validate, develop and obtain regulatory approval or certification for companion diagnostics could harm our development strategy.

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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have ongoing clinical trials for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145, we have not successfully completed any clinical trials for any antibody candidate. We have not yet demonstrated our ability to successfully complete any Phase 3 or registrational trials or address other registrational risks related to our clinical trials, to obtain regulatory approvals, to manufacture a commercial scale product or arrange for a third party to do so on our behalf or to conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (UK) law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the EU Clinical Trials Regulation (CTR) is not applicable in Great Britain. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement (TCA), came into effect on January 1, 2021. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of Good Manufacturing Practice (GMP) inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, and it can be expected that there may be divergent local requirements in the UK from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions and data for activity in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System (CTIS), adding further complexity, cost and potential risk to future clinical and development activity in the UK.

Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.

The COVID-19 pandemic has interfered with the normal function of businesses worldwide, including in the form of travel restrictions, shelter-in-place orders and quarantines, office and school closures, bans on public gatherings and employees being encouraged or required to work remotely pursuant to guidance provided by national, state, local and foreign officials including the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM). For example, most of our employees located in the Netherlands have been at times and may in the future be restricted in the manner of travel to the U.S., where certain of our collaborators and employees are located, which could have an adverse impact on our ability to conduct our business. Similarly, employees of our subsidiary located in the U.S. have been at times and may in the future be restricted in the manner of travel to the Netherlands. Additionally, on March 18, 2020, we temporarily suspended our laboratory research activities at our facilities in Utrecht, the Netherlands to help secure the safety of our employees and to adhere to government recommendations of social distancing and limited public exposure in connection with the COVID-19 pandemic. We have since re-opened our offices and laboratory in Utrecht, and periodically employ social distancing and impose other requirements consistent with current government guidance. Further, we require that our employees in the U.S. and Netherlands follow requirements consistent with the guidance provided by the CDC, federal, state and local regulations for the U.S. and RIVM for the Netherlands. While we use reasonable business practices to mitigate the risk of exposure to COVID-19 while on company-operated premises, we cannot guarantee that traveling to and from and visiting the office will not expose employees to infectious agents or eliminate inherent risks to our workforce and our business operations resulting from COVID-19. Given the uncertainty caused by the COVID-19 pandemic we cannot be certain that we will not suspend our laboratory research activities at our facilities or suspend use of our offices in the future.

As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls associated with our clinical candidates, including as it relates to challenges for sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19 or due to supply chain issues related to the COVID-19 pandemic, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, reagent or materials shortages which may delay or prevent our development of our antibody candidates, including zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor, reagent or material shortages associated with these chemistry, manufacturing and controls, or pre-clinical development activities due to the periodic restrictions on travel and work globally and staff shortages, which may force us to reduce related workflows until such work and travel restrictions are lifted or staff issues resolved. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Over the quarter ended December 31, 2022 and to date, we have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the spread and potential resurgence of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States, the Netherlands and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the Netherlands and other countries to contain, treat and function with the disease.

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

To date, we have not completed any registrational clinical trials required for the approval of any of our antibody candidates. Although we are conducting ongoing clinical trials for zenocutuzumab, petosemtamab, MCLA-129, and MCLA-145 and pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

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

Clinical trials must be conducted in accordance with the FDA, EU, EEA member states, and other applicable regulatory authorities’ legal requirements, other regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our antibody candidates produced under current good manufacturing practice (cGMP), or similar foreign requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (GCP) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the EEA and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EEA and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EEA competent authorities, and may use different standards of diagnosis, screening and medical care.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK government not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions (NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with CRPC in combinations with an ADT, and patients with NRG1+ NSCLC in combination with afatinib, we are enrolling up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 400 adult patients with solid tumors. In the Phase 1 clinical trial of petosemtamab, we plan to enroll up to 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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
•
for instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (including potentially revising the duration of regulatory exclusivity and eligibility for expedited pathways) is expected to be adopted by the European Commission during the first half of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.

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

Any regulatory approvals that we may receive for our antibody candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our antibody candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar risk management measures may be required by foreign regulatory authorities. In addition, if the FDA or foreign regulatory authorities approve our antibody candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar foreign requirements, and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar foreign regulations and standards.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746) (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA member states, regulations are directly applicable, i.e., without the need for adoption of EEA member states laws implementing them, in all EEA member states and are intended to eliminate current differences in the regulation of medical devices among EEA member states. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. Therefore, the IVDR has applied since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The United States and global data protection landscape is rapidly evolving, and we may be affected by or subject to new or amended laws and regulations in the future. Certain states have also adopted privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the CCPA went into effect on January 1, 2020. The CCPA, among other things, creates data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to delete and to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, and has increased the risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of certain personal information depending on the context. Further, the California Privacy Rights Act (CPRA) generally went into effect on January 1, 2023. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and which could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required.

On March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CDPA and the CPA went into effect on January 1, 2023. In addition, Connecticut enacted the Connecticut Data Privacy Act, effective July 1, 2023, and Utah enacted the Utah Consumer Privacy Act, effective December 31, 2023, Virginia enacted the Virginia Consumer Data Protection Act, effective January 1, 2023. While these laws incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other thing, impact how regulated businesses collect and process personal data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition, our ability to operate in certain jurisdictions and our reputation.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a marketing authorization (MA) or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. The application for orphan designation must be submitted before the MA application (MAA). The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to potential financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to potential financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

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

Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.

Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, and malware (e.g., ransomware malicious software), fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

We and certain of our service providers are from time to time subject to cyberattack attempts or incidents and security incidents. Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any significant cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums.

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

Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares may be subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. Subject to that, these shares can be freely sold in the public market. In addition, in connection with entering into the Lilly Collaboration Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares.

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

We are a Dutch public company with limited liability (naamloze vennootschap). Our corporate affairs are governed by our articles of association and by the laws governing companies incorporated in the Netherlands. The rights of shareholders and the responsibilities of members of our board may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions. In the performance of their duties, the members of our board are required by Dutch law to consider the interests of our company, its shareholders, its employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, the interests of our shareholders.

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

We are incorporated under the laws of the Netherlands. Most of our assets are located outside the United States. The United States and the Netherlands currently do not have a treaty providing for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters. With respect to choice of court agreements in civil or commercial matters, we note that the Hague Convention on Choice of Court Agreements of 30 June 2005 has entered into force for the Netherlands, but has not entered into force for the United States. The Hague Convention of 2 July 2019 on the Recognition and Enforcement of Foreign Judgments in Civil or Commercial Matters has not entered into force for either the Netherlands or the United States. Consequently, a final judgment for payment given by a court in the United States, whether or not predicated solely upon U.S. securities laws, would not automatically be recognized or enforceable in the Netherlands. In order to obtain a judgment which is enforceable in the Netherlands, the party in whose favor a final and conclusive judgment of the U.S. court has been rendered will be required to file its claim with a court of competent jurisdiction in the Netherlands. Such party may submit to the Dutch court the final judgment rendered by the U.S. court. If and to the extent that the Dutch court finds that the jurisdiction of the U.S. court has been based on grounds which are generally acceptable according to international standards and that proper legal procedures have been observed, the court of the Netherlands will, in principle, give binding effect to the judgment of the U.S. court, unless such judgment contravenes principles of public policy of the Netherlands or is irreconcilable with a judgement of a Dutch court or foreign court that is acknowledged in the Netherlands. Dutch courts may deny the recognition and enforcement of punitive damages or other awards. Moreover, a Dutch court may reduce the amount of damages granted by a U.S. court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Enforcement and recognition of judgments of U.S. courts in the Netherlands are solely governed by the provisions of the Dutch Code of Civil Procedure (Wetboek van Burgerlijke Rechtsvordering). As a result of the above, it may not be possible for investors to effect service of process within the United States upon us or members of our board or certain experts named herein who are residents of the Netherlands or countries other than the United States or to enforce any judgments against the same obtained in U.S. courts in civil and commercial matters, including judgments under the U.S. federal securities laws.

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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2022, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2022. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, “excess distributions” (as such term is defined in the United States Internal Revenue Code of 1986, as amended (U.S. Tax Code)) to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our common shares would be taxed in potentially unfavorable ways. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply, and gains on the sale of our shares would be treated in the same way as excess distributions. In addition, the U.S. Holder would be subject to detailed reporting obligations. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Further, we cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares, including the potential availability and advisability of an election to treat us as a qualified electing fund or a mark-to-market election. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of ESG initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our ESG profile or respond to stakeholder expectations, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

During 2022, we leased office and laboratory space in Utrecht, the Netherlands. This facility served as our previous corporate headquarters and central laboratory facility through December 2022. The leases for this space terminated on January 1, 2023. In December 2022, we moved into approximately 4,957 square meters of office and laboratory space in a new multi-tenant office building in Utrecht, the Netherlands, which serves as our new corporate headquarters and central laboratory facility. The new lease commenced on April 5, 2022 and has a term of ten years. We also entered into a lease for 7,583 square feet of additional office space in Cambridge, Massachusetts, which commenced on April 1, 2019 and has a term of seven years.

Item 3. Legal Proceedings.

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings, which could be deemed to be material.

Particular legal proceedings are described in Note 10 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

As of February 22, 2023, the number of holders of record of our common shares was 152. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph and table illustrate the total return from December 29, 2017 through December 31, 2022, for (i) our common stock, (ii) the Loncar Cancer Immunotherapy ETF, and (iii) NASDAQ Biotechnology (TR). The graph and the table assume that $100 was invested on December 29, 2017 in each of our common stock, the Loncar Cancer Immunotherapy ETF, and NASDAQ Biotechnology (TR), and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights and MCLA-145 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the

COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVID-19 Pandemic” below and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part I, Item 1A of this Annual Report on Form 10-K. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $326.7 million as of December 31, 2022 will fund our operations into the second half of 2025.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Enrollment continues in the eNRGy trial of Zeno monotherapy in NRG1+ cancer; and a phase 2 study of Zeno in combination with androgen deprivation therapy (ADT) in castration resistant prostate cancer (CRPC), and in combination with afatinib in NRG1+ NSCLC.

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

As of December 2022, more than 150 patients with NRG1+ cancer have been treated with Zeno monotherapy in our eNRGy trial and Early Access Program (EAP). We plan to provide an update on the potential registrational path and timeline in NRG1+ cancer in the first half of 2023 and a clinical update on Zeno in NRG1+ cancer at a major medical conference in 2023.

In August 2020, Zeno was granted orphan drug designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

Further, we are evaluating Zeno with ADT (enzalutamide or abiraterone) in men with castration resistant prostate cancer (CRPC), irrespective of NRG1+ status. We plan to provide an initial clinical data update on Zeno in CRPC in the second half of 2023.

We are evaluating the combination of Zeno with afatinib for patients with NRG1+ non-small cell lung cancer (NSCLC).

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Enrollment continues in dose expansion in the phase 1 trial: update planned for first half of 2023

Petosemtamab is in clinical development in the expansion part of a phase 1 open-label, multicenter trial in advanced solid tumors, including previously treated head and neck squamous cell carcinoma (HNSCC).

We plan to provide a clinical update for petosemtamab at a medical conference in the first half of 2023. The planned update will include data from approximately 40 patients with HNSCC with meaningful clinical follow up, and data from patients with gastro-esophageal cancer, to inform clinical development strategy.

We further plan to provide a regulatory path update on petosemtamab in the first half of 2023.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Enrollment continues in the expansion cohorts in the phase 1/2 trial; update planned for second half of 2023

MCLA-129 is in clinical development in a phase 1/2, open-label clinical trial evaluating patients with MCLA-129 monotherapy in EGFRex20 non-small cell lung cancer (NSCLC), MetEx14 NSCLC, and in head and neck squamous cell carcinoma (HNSCC), as well as in combination with Tagrisso (osimertinib) a third generation EGFR TKI in treatment naïve EGFR mutant (m) NSCLC and in patients with EGFR m NSCLC that have progressed on Tagrisso.

We plan to provide an initial clinical data update from the expansion cohorts, and a further clinical development strategy update in the second half of 2023.

MCLA-129 is also subject to a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta), which permits Betta to develop MCLA-129 and potentially commercialize exclusively in China, while Merus retains global rights outside of China.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Enrollment continues in the phase 1 trial including in combination with Keytruda (pembrolizumab), a PD-1 inhibitor

MCLA-145 is in clinical development in a global, phase 1, open-label, clinical trial evaluating MCLA-145 in patients with solid tumors. The trial consists of a dose escalation phase, followed by a planned dose expansion phase. We are also evaluating the combination of MCLA-145 with Keytruda, with enrollment on-going.

Impact of COVID-19 Pandemic

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. We have observed a low to moderate impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the fourth quarter ended December 31, 2022, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

At this time, there remains uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence. See “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part I, Item 1A of this Annual Report on Form 10-K.

Collaborations and Other Revenue Generating Agreements

Refer to Item 1, “Business—Collaboration Agreements,” Note 12, “Collaborations,” and Note 16, “Subsequent Events,” of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2022 and 2021:

	2022	Change	%	2021

Incyte	$26,378	$(3,226)	-10.9%	$29,604
Lilly	$13,915	(3,429)	-19.8%	17,344
Other	1,293	(866)	-40.1%	2,159
Total collaboration revenue	$41,586	(7,521)	-15.3%	$49,107
Grant revenue	—	—	0.0%	—
Total revenue	$41,586	$(7,521)	-15.3%	$49,107

Our revenue from each collaborator consists of revenue recognized from the amortization of deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services reimbursement revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

Collaboration revenue for the year ended December 31, 2022 decreased $7.5 million as compared to the year ended December 31, 2021, primarily as a result of decreases in Lilly revenue of $3.4 million, Incyte revenue of $3.2 million, and Other revenue of $0.9 million. The decrease in Lilly revenue was primarily due to a decrease in upfront payment amortization of $3.7 million, partially offset by an increase in reimbursement revenue of $0.3 million. The decrease in Lilly upfront payment amortization is the result of a change in estimate related to the program target substitution of one of the Lilly programs which reduced the percent complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized. The decrease in Incyte revenue is primarily the result of a decrease in upfront payment amortization of $2.1 million due to changes in foreign exchange rates, a decrease in milestone revenue of $1.0 million and a decrease in reimbursement revenue of $0.1 million. The decrease in Other revenue is primarily the result of a decrease in reimbursement revenue of $1.1 million and a decrease upfront payment amortization of $0.4 million partially offset by an increase in milestone revenue of $0.5 million and an increase in other revenue of $0.1 million.

As of December 31, 2022, we have total deferred revenue of $68.2 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The original payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next three years. The original payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

Operating Expenses

The following is a comparison of operating expenses for the years ended December 31, 2022 and 2021:

	2022	Change	%	2021

Research and development	$149,424	$51,237	52.2%	$98,187
General and administrative	52,200	11,304	27.6%	40,896
Total operating expenses	$201,624	$62,541	45.0%	$139,083

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

Research and development expense for the year ended December 31, 2022 increased $51.2 million as compared to the year ended December 31, 2021, primarily as a result of increases in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $34.3 million, personnel related expenses including stock-based compensation of $11.3 million due to an increase in employee headcount, facilities cost of $2.6 million, and consultancy costs of $2.0 million.

Research and development activities are central to our business model. We expect to continue to incur significant research and development costs for the foreseeable future as we continue to enhance our platform technologies, our development programs progress, as we continue to support the clinical trials of our antibody candidates as treatments for various cancers and as we move these candidates into additional clinical trials. There are numerous factors associated with the successful commercialization of any of our antibody candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control may impact our clinical development programs and plans.

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

General and administrative expense for the year ended December 31, 2022 increased $11.3 million as compared to the year ended December 31, 2021, primarily as a result of increases in stock-based compensation of $4.0 million, consultancy costs of $3.6 million, and personnel related costs of $2.3 million.

We expect general and administrative expenses to increase as we grow as a company, driven by the need to support a growing workforce, engaging in financing transactions, establishing and maintaining our intellectual property rights, fulfilling our compliance requirements as a public company and related legal, regulatory and potential commercialization costs.

Other Income, Net

The following is a comparison of other income, net, for the years ended December 31, 2022 and 2021:

	2022	Change	%	2021

Interest (expense) income, net	$2,722	$2,851	-2210.1%	$(129)
Foreign exchange (losses) gains, net	26,022	1,359	5.5%	24,663
Other (losses) gains, net	1,059	2,194	-193.3%	(1,135)
Total other income (loss), net	$29,803	$6,404	27.4%	$23,399

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments. Other gains for the year ended December 31, 2022 increased by $2.2 million as compared to the year ended December 31, 2021 due to gains associated with the derivative instrument recognized due to post-employment modification of our settlement agreement with a former executive.

Income Tax Expense

The following is a comparison of income tax expense for the years ended December 31, 2022 and 2021:

	2022	Change	%	2021

Current	$2,583	$2,337	950.0%	$246
Deferred	(1,624)	(1,617)	23101.7%	(7)
Income tax expense	$959	$720	301.2%	$239

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, we recorded an increase to net deferred tax assets of a $1.4 million and an increase to income taxes payable of a similar amount. We are monitoring legislation for any further changes to Section 174 and the potential impact to our financial statements in 2023.

Income tax expense increased primarily due to an increase in book income before tax and an increase in temporary differences due to the inclusion of Section 174 expenses due to the TCJA.

Net Loss

Net loss for the year ended December 31, 2022 was $131.2 million, compared to $66.8 million for the year ended December 31, 2021. The change in net loss of $64.4 million was primarily due to the increases in research and development and general and administrative expenses and the decrease in collaboration revenue, partially offset by the increase in other income discussed above.

Liquidity and Capital Resources

Cash requirements

We require external sources of financing to fund our operations. Since inception through December 31, 2022, we have raised an aggregate of $932.7 million, of which $165.4 million was non-equity funding through our collaboration agreements, $656.6 million was from the sale of common shares and $110.7 million was from private funding sources prior to our initial public offering. These amounts include aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly in January 2021 of $60.0 million, the aggregate net proceeds from the January 2021 follow-on offering of $129.7 million, the aggregate net proceeds from the November 2021 follow-on offering of $118.7 million, and the aggregate net proceeds during the year ended December 31, 2022 from the "at the market" offering program pursuant to an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC (Jefferies) of $57.5 million. As of December 31, 2022, we had $326.7 million in cash, cash equivalents and marketable securities that are available to fund our current and future operations.

In May 2021, we entered into the Sales Agreement with Jefferies, to sell from time to time up to $125.0 million of our common stock through an "at the market" offering program under which Jefferies acts as the sales agent. During the year ended December 31, 2021, we did not sell any ordinary shares under the Sales Agreement. During the year ended December 31, 2022, we had $59.5 million of gross proceeds from sales of our ordinary shares under the Sales Agreement.

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

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2022 and 2021:

	2022	Change	%	2021

Net cash used in operating activities	$(149,899)	$(90,272)	151%	$(59,627)
Net cash provided by (used in) investing activities	$2,802	$149,425	-102%	$(146,623)
Net cash provided by financing activities	$58,739	$(223,216)	-79%	$281,955

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 decreased $90.3 million as compared to the year ended December 31, 2021 primarily as a result of a decrease in operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $35.8 million, an increase in operating cash out flows related to operating expenses and taxes of $64.2 million partially offset by cash inflows related to other income increasing by $9.7 million.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2022 principally reflects maturities of marketable securities of $230.2 million partially offset by $219.7 million of purchases of marketable securities and $7.7 million of purchases of property and equipment and intangible assets. Net cash used in investing activities during the year ended December 31, 2021 principally reflects purchases of marketable securities of $215.8 million partially offset by $70.1 million of maturities of marketable securities.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 decreased primarily due to lower net proceeds received from the issuance of common stock under the Sales Agreement with Jefferies of $57.5 million and stock option exercises of $1.2 million compared to the net proceeds received during the year ended December 31, 2021 from the issuance of common stock in the follow-on offering and the stock issuance to Lilly of $264.5 million, and from stock options exercises of $17.4 million.

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

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in Note 2 to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments on material matters.

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

A key judgment in the application of our revenue recognition policy concerns the method of recognition of revenue over time as performance obligations are completed. Methods may include an input-based, output-based or other rational allocation method. Furthermore, estimates of progress towards satisfaction of performance obligations are often derived from expectations on the outcome of research and development activities which are subject to uncertainty. Changes in these estimates impact the timing of revenue recognition. During the year ended December 31, 2022, Lilly substituted one of the target programs which reduced the percentage complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized. With the exception of the Lilly program, these estimates have not materially changed in the periods presented in our Consolidated Financial Statements. For example, with respect to the license and related activities performance obligation of the Incyte collaboration arrangement recognized as revenue over time as access to the platform for the generation of potential product candidates is provided to the customer, an increase of one year in the estimate as of January 1, 2022 would have decreased revenue recognized for the year ended December 31, 2022 by approximately $3.6 million, excluding the effects of foreign exchange translation.

Stock-Based Compensation

The expense for stock-based compensation for options granted to employees is typically determined based on the grant-date fair value of those options. The grant date fair value is derived from the use of valuation models which are commonly used. These valuation models use inputs which require estimates that are reflective of future expectations including the forward expected risk-free interest rate, volatility of our shares, and the expected exercise behavior of employees. We employed the Black Scholes option pricing model to value its stock options for the years ended December 31, 2022, 2021 and 2020. While historical averages may be indicative of future expectations, such assumptions may or may not be accurate. Significant judgement must be employed to derive reasonable estimates in determining the grant-date fair value.

The estimates involved in the valuation of stock-based compensation have not materially changed in the periods presented in our Consolidated Financial Statements, as disclosed in Note 13 under the subheading of “Stock Option Valuation”.

The actual weighted-average grant-date fair value of options granted for the year ended December 31, 2022 was $16.18. While valuation inputs in the valuation models employed may be interdependent, as an example, an increase of one year in the expected exercise behavior of employees would have increased the weighted-average grant-date fair value of options granted for the year ended December 31, 2022 by $0.89. Similarly, an increase of 1% in the estimated volatility of our shares would increase the weighted-average grant-date fair value of options granted for the year ended December 31, 2022 by $0.15. We granted 2,002,978 options for the year ended December 31, 2022, and we recognize compensation expense based on the grant-date fair value on a straight-line basis over the requisite service period of the awards, generally from the date of grant through each vesting date. Options granted generally vest over four years.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of December 31, 2022, marketable securities were $178.9 million. As of December 31, 2021, marketable securities were $189.3 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations for either year. We had no outstanding debt that is subject to interest rate risk as of December 31, 2022 or December 31, 2021.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2022, by approximately $20.0 million and have a decrease of approximately $3.4 million on our currency translation adjustment. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2021, by approximately $10.3 million and have an increase of approximately $16.3 million on our currency translation adjustment. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

Impact of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe inflation has had a material effect on our historical results of operations and financial condition. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through raising funds or other corrective measures, and our inability or failure to do so could adversely affect our business, financial condition, and results of operations.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG Accountants N.V., an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Effective February 24, 2023, Hui Liu, the Company’s Chief Business Officer and Head of Merus US, Inc., entered into a new employment agreement with Merus US, Inc., a subsidiary of the Company, pursuant to which (i) his annual base salary was increased to $437,750, (ii) his annual performance-based target bonus is 40% of his annual base salary, and (iii) and he became entitled to additional severance payments and benefits as described below.

If Dr. Liu’s employment is terminated by Merus US, Inc. without cause or due to Dr. Liu’s resignation for good reason, then subject to his executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Liu will be entitled to receive (i) base salary continuation payments for 12 months; (ii) payment for any earned but unpaid annual bonus for the year prior to the year of termination; and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months.

If Dr. Liu’s employment is terminated by Merus US, Inc. without cause or due to Dr. Liu’s resignation for good reason, in either case, on or within 12 months following a change in control, then subject to his executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Liu will be entitled to receive, in lieu of the severance payments and benefits described above, (i) a lump sum payment equal to one times the sum of his base salary and target annual bonus; (ii) payment for any earned but unpaid annual bonus for the year prior to the year of termination; (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months; and (iv) accelerated vesting of any portion of his time-based equity awards that is unvested as of the date of such termination.

The proprietary information agreement and the release of claims contain restrictive covenants which restrict Dr. Liu’s ability to compete with the Company for a period of 12 months following his termination of employment or solicit the Company’s employees, consultants, independent contractors, customers or suppliers for a period of 12 months following termination, subject to Merus US, Inc.’s obligation to pay Dr. Liu 50% of his highest annualized base salary for the two year period prior to his termination (or the severance described above) if Merus US, Inc. decides to enforce the non-competition restriction.

The employment agreement superseded Dr. Liu’s prior employment agreement with Merus US, Inc.

The foregoing description of Dr. Liu’s employment agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed herewith as Exhibit 10.1.6 and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director Biographical Information

Anand Mehra, M.D., age 47, has served as a non-executive director since August 2015 and as Chairperson of our board of directors effective since June 2020. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (Aclaris), and Spark Therapeutics. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held life science company Aclaris. Within the past five years, he also served on the boards of directors of the publicly held life science companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life science industry, his service on the board of directors of other publicly held life science companies and his extensive leadership experience qualify him to serve on our board of directors.

Maxine Gowen, Ph.D., age 64, has served as a nonexecutive director of our board of directors since May 2021. Dr. Gowen was the founding President and Chief Executive Officer of Trevena, Inc. (Trevena), from 2007 to October 2018. Prior to this position, Dr. Gowen held a variety of leadership roles at GlaxoSmithKline (GSK) over a period of 15 years. As Senior Vice President for the company’s Center of Excellence for Drug Discovery, she developed an innovative new approach to externalizing drug discovery. Dr. Gowen was previously President and Managing Partner at SR One, the venture capital subsidiary of GSK, where she led its investments in and served on the boards of directors of numerous companies. Dr. Gowen also previously served as Vice President, Drug Discovery, Musculoskeletal Diseases at GSK, where she was responsible for drug discovery and early development for osteoporosis, arthritis and metastatic bone disease. Dr. Gowen currently serves on the boards of directors of publicly held life science companies Aclaris, Aceragen, Inc., and Passage Bio, and served on the boards of directors of publicly held life science companies Akebia Therapeutics (Akebia) and Trevena until May 2021. Dr. Gowen holds a B.Sc. in biochemistry from the University of Bristol, U.K., received a Ph.D. in cell biology from the University of Sheffield, U.K., and received an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Dr. Gowen is qualified to serve on our board of directors due to her leadership, experience in the biotechnology industry and in the field of clinical drug development, her scientific experience and her tenure as CEO and independent director at several publicly held life science companies.

Mark Iwicki, age 56, has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairperson of our board of directors. Mr. Iwicki currently serves as the Chairperson and Chief Executive Officer of Kala Pharmaceuticals, Inc., a pharmaceutical company, where he has been employed since April 2015. From February 2014 to November 2014 Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Iwicki held executive positions, including Vice President and Business Unit Head, at Novartis Pharmaceuticals Corporation, a pharmaceutical company. Mr. Iwicki currently serves on the boards of directors of publicly held life science companies Akero Therapeutics, Inc. and Kala Pharmaceuticals, Inc. Within the past five years, he also served on the board of directors of the publicly held life science company Aimmune Therapeutics Inc. and Pulmatrix, Inc. Mr. Iwicki received a B.A. in business administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due to his leadership, commercial and business experience in the biotechnology industry and breadth of knowledge about our business, as well as his tenure as CEO and independent director in several publicly held life science companies.

Len Kanavy, age 61, has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

Bill Lundberg, M.D., age 59, has served as a non-executive of our board of directors from June 2019 to December 2019, and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (CRISPR), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (Alexion), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (Taligen), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of the publicly traded life science company Vor Biopharma. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/M.I.T., and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Gregory D. Perry, age 62, has served as a non-executive director of our board of directors since May 2016 and Vice Chairperson of our board of directors since August 2018. Mr. Perry served as the Chief Financial Officer at Finch Therapeutics Group, a microbiome therapeutics company from May 2018 until his retirement in April 2022. Mr. Perry served as the Chief Financial and Administrative Officer of Novelion Therapeutics Inc., a biopharmaceutical company (Novelion), from November 2016 to December 2017. Prior to Novelion, Mr. Perry was Chief Financial Officer of Aegerion Pharmaceuticals Inc., a biopharmaceutical company from July 2015 until its merger with Novelion in November 2016. Prior to that, he served as Chief Financial and Business Officer of Eleven Biotherapeutics, Inc., now Sensen Bio, a fusion-protein therapeutics company, from January 2014 to June 2015. Prior to that, Mr. Perry served as the Interim Chief Financial Officer of InVivo Therapeutics Holdings Corp., a biomaterials and biotechnology company, from September 2013 to December 2013, and prior to that he served as Senior Vice President and Chief Financial Officer of ImmunoGen, Inc., a biotechnology company, from 2009 until he was promoted in 2011 to Executive Vice President and Chief Financial Officer, a role he held until 2013. Before that, he was the Chief Financial Officer of Elixir Pharmaceuticals and, prior to that Senior Vice President and Chief Financial Officer of Transkaryotic Therapies. He has also held various financial leadership roles within PerkinElmer Inc., Domantis Ltd., Honeywell and General Electric. Since February 2018, Mr. Perry has served on the board of directors of the publicly held life science company Kala Pharmaceuticals, including as chairperson of its audit committee. From December 2011 to February 2016, Mr. Perry served on the board of directors of Ocata Therapeutics, including as chairperson of its audit committee and a member of its compensation committee, until it was acquired by Astellas Pharma Inc. Mr. Perry received a B.A. in Economics and Political Science from Amherst College. We believe that Mr. Perry is qualified to sit on our board of directors based on his financial experience, leadership and business experience and breadth of knowledge about our business.

Paolo Pucci, age 61, has served as a non-executive director of our board of directors since June 2020. Mr. Pucci served as the Chief Executive Officer of ArQule, Inc. (ArQule), a biopharmaceutical oncology company engaged in the research and development of targeted therapeutics, from June 2008 until its acquisition by Merck Inc. in January 2020. Prior to joining ArQule, Mr. Pucci worked at Bayer AG from 2001 to 2008, where he served in a number of leadership capacities including President of the Oncology & Global Specialty Medicines Business Units and was a member of the Bayer Pharmaceuticals Global Management Committee. Before Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly and Company from July 1991 to April 2001, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. Mr. Pucci earned an M.S. in economics and accounting from Università degli Study di Napoli Federico II and an M.B.A. in marketing and finance from the University of Chicago. Within the past five years, Mr. Pucci previously served on the boards of directors of Algeta ASA, until its acquisition by Bayer AG, and Dyax Inc., until its acquisition by Shire Plc (which was subsequently acquired by Takeda Pharmaceutical Company Ltd.), New Link Genetics Inc, ArQule Inc., until its acquisition by Merck Inc., and Trillium Therapeutics Inc., until its acquisition by Pfizer Inc. He currently serves on the boards of directors of publicly held life sciences companies West Pharmaceuticals Services, Inc., and Replimmune Group Inc. We believe that Mr. Pucci is qualified to serve on our board of directors due to his leadership, international business and biotechnology experience in large multinational pharmaceutical corporations as well as his tenure as CEO and independent director in several publicly held life science companies, and breadth of knowledge about our business.

Victor Sandor, M.D.C.M., age 56, has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (Array), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi® and Mektovi® for the treatment of BRAFV600E/K mutant melanoma and Braftovi for the treatment of BRAFV600E mutant colorectal cancer. Prior to joining Array, from February 2010 to September 2014, he was Senior Vice President for Global Clinical Development at Incyte Corporation (Incyte), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi® for the treatment of myelofibrosis and polycythemia vera. Prior to joining Incyte, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, prior to that held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex® (anastrozole) for adjuvant use and the development of early stage programs through proof-of-concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. He currently serves on the boards of directors of publicly held life sciences companies ADC Therapeutics, Prelude Therapeutics and Kymera Therapeutics. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience and breadth of knowledge about our business.

Information About Our Executive Officers

Bill Lundberg, M.D., age 59, see biography under "Director Biographical Information"

Andrew Joe, M.D., age 57, has served as our Chief Medical Officer since July 2020. His responsibilities include overseeing clinical and regulatory strategy and activities at Merus. He brings over 20 years of experience in clinical drug development and translational research within industry and academic medicine. Dr. Joe most recently led the immuno-oncology program at Sanofi, which included co-development of LIBTAYO® (cemiplimab-rwlc) with Regeneron in skin, lung and other cancers. Previously at Merck Sharp & Dohme Corp., he led the KEYTRUDA® (pembrolizumab) New Indications Development Team in obtaining the first tumor/histology-agnostic drug approval in Microsatellite Instability-High (MSI-H) cancer, and the first immuno-oncology drug approval in a gynecological malignancy (cervical cancer). Dr. Joe also played key roles at Novartis in the global approval of Zykadia® (ceritinib) in ALK-positive lung cancer and at Roche in the global approval of ZELBORAF® (vemurafenib) in BRAF-mutant metastatic melanoma. Dr. Joe is an Assistant Professor of Medicine at Columbia University Irving Medical Center. He received B.S. degrees in chemistry and biology from the Massachusetts Institute of Technology and an M.D. from the Mount Sinai School of Medicine.

Hui Liu, Ph.D., age 50, has served as our Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018. His responsibilities include business development, alliance management, product strategy, finance and Merus operations in the U.S. Prior to joining Merus, Dr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology, from 2013 to 2015, and as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, from 2009 to 2012, at Novartis AG. Prior to Novartis, Dr. Liu held positions of increasing responsibilities in business development at Pfizer, Inc. from 2004 to 2009 and in the R&D organization at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. Dr. Liu currently serves on the board of directors of RallyBio Corporation. From 2001 to 2004, Dr. Liu was an investment banker at Goldman Sachs and Citigroup. Dr. Liu holds a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University.

Peter B. Silverman, J.D., age 45, has served the Company since 2014, first as outside counsel, as Chief Operating Officer since January 1, 2023, as Head of Utrecht from April 2020 to January 1, 2023, as General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include management of the Company’s operations, legal and intellectual property, information technology, facilities and human resource matters, and management and operations of the headquarters in Utrecht. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold & Porter Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

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

Other

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders.

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

3.
Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

	Articles of Association and By-Laws
3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21

	Instruments Defining the Rights of Security Holders

4.1	Description of Securities	*

Material Contracts – Management Contracts and Compensation Plans

10.1.1	Merus N.V. 2010 Employee Option Plan, as amended	20-F	001-37773	4.1	4/30/18
10.1.2	Merus N.V. 2016 Incentive Award Plan and forms of award agreements thereunder, as amended	20-F	001-37773	4.2	4/30/18
10.1.3	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20
10.1.4	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16
10.1.5	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20
10.1.6	Employment Agreement, dated February 24, 2023, by and among Merus US, Inc., the Registrant and Hui Liu					*
10.1.7	Employment Agreement, dated January 1, 2023, by and between Merus US, Inc. and Peter Silverman	8-K	001-37773	10.1	1/6/23
10.1.8	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20
10.1.9	Consultancy Agreement, dated April 13, 2020, by and between the Registrant and Victor Sandor	10-Q	001-37773	10.3	8/6/20

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

Material Contracts – Banking and Financing

10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15
10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16
10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16
10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts – Leases

10.3.1	English translation of Lease for Office Space and Other Commercial Space, dated July 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.1	5/9/22
10.3.2	English translation of Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.2	5/9/22

	Material Contracts – Collaboration and License Agreements

10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17
10.4.2†	Share Subscription Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.13	4/28/17

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.4.3†††	Contract Research and License Agreement and Addendum between the Registrant and Ono Pharmaceutical Co., Ltd., dated April 8, 2014	10-Q	001-37773	10.3.5	11/2/21
10.4.4†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18

10.4.5††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21

Other Exhibits
21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16
23.1	Consent of Independent Registered Public Accounting firm					*
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

MERUS N.V.

Date: February 28, 2023	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sven A. Lundberg	President, Chief Executive Officer, Principal Financial Officer and Director	February 28, 2023
Sven (Bill) Ante Lundberg

/s/ Harry Shuman	Chief Accounting Officer	February 28, 2023
Harry Shuman

/s/ Anand Mehra	Chairman of the Board of Directors	February 28, 2023
Anand Mehra

/s/ Mark T. Iwicki	Director	February 28, 2023
Mark T. Iwicki

/s/ Len Kanavy	Director	February 28, 2023
Len Kanavy

/s/ Greg D. Perry	Director	February 28, 2023
Greg D. Perry

/s/ Paolo Pucci	Director	February 28, 2023
Paolo Pucci

/s/ Victor Sandor	Director	February 28, 2023
Victor Sandor

/s/ Maxine Gowen	Director	February 28, 2023
Maxine Gowen

MERUS N.V.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Merus N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merus N.V. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2009.

Rotterdam, the Netherlands
February 28, 2023

MERUS N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$147,749	$241,435
Marketable securities	142,480	168,990
Accounts receivable	4,051	1,697
Accounts receivable (related party)	—	4,609
Prepaid expenses and other current assets	12,163	7,448
Total current assets	306,443	424,179
Marketable securities	36,457	20,297
Property and equipment, net	12,222	3,549
Operating lease right-of-use assets	12,618	3,733
Intangible assets, net	1,950	2,347
Deferred tax assets	2,041	417
Other assets	4,811	2,078
Total assets	$376,542	$456,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,834	$13,237
Accrued expenses and other liabilities	35,590	22,506
Income taxes payable	2,400	—
Current portion of lease obligation	1,684	1,494
Current portion of deferred revenue	29,418	16,613
Current portion of deferred revenue (related party)	—	18,048
Total current liabilities	78,926	71,898
Lease obligation	11,790	2,257
Deferred revenue, net of current portion	38,771	10,962
Deferred revenue, net of current portion (related party)	—	55,282
Total liabilities	129,487	140,399
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 and 67,500,000 shares authorized at December 31, 2022 and 2021, respectively; 46,310,589 and 43,467,052 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,751	$4,481
Additional paid-in capital	870,874	787,869
Accumulated deficit	(598,122)	(466,928)
Accumulated other comprehensive (loss) income	(30,448)	(9,221)
Total stockholders’ equity	247,055	316,201
Total liabilities and stockholders’ equity	$376,542	$456,600

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Collaboration revenue	$41,586	$19,503	$3,363
Collaboration revenue (related party)	—	29,604	26,580
Grant revenue	—	—	—
Total revenue	41,586	49,107	29,943
Operating expenses:
Research and development	149,424	98,187	70,040
General and administrative	52,200	40,896	35,781
Total operating expenses	201,624	139,083	105,821

Operating loss	(160,038)	(89,976)	(75,878)
Other income (loss), net:
Interest (expense) income, net	2,722	(129)	300
Foreign exchange (losses) gains, net	26,022	24,663	(9,432)
Other (losses) gains, net	1,059	(1,135)	—
Total other income (loss), net	29,803	23,399	(9,132)

Loss before income tax expense	(130,235)	(66,577)	(85,010)
Income tax expense	959	239	503
Net loss	$(131,194)	$(66,816)	$(85,513)
Other comprehensive income (loss):
Currency translation adjustment	(21,227)	(18,292)	7,485
Comprehensive loss	$(152,421)	$(85,108)	$(78,028)
Net loss per share allocable to common stockholders:
Basic and diluted	$(2.92)	$(1.73)	$(2.92)
Weighted-average common shares outstanding:
Basic and diluted	44,919,084	38,638,434	29,256,203

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,194)	$(66,816)	$(85,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	981	1,245	1,165
Amortization of intangible assets	304	240	279
Foreign exchange losses (gains)	(23,528)	(27,703)	8,957
Stock-based compensation expense	24,535	17,091	9,372
Amortization (accretion) of discount on investments	(407)	450	40
Deferred tax benefit	(1,624)	(7)	(122)
Changes in operating assets and liabilities:
Accounts receivable	1,831	(4,991)	1,149
Operating lease right-of-use assets and lease obligations	815	(24)	—
Prepaid expenses and other current assets	(7,344)	(1,092)	(2,895)
Accounts payable	(3,920)	10,715	(110)
Accrued expenses and other liabilities	15,648	2,127	7,023
Deferred revenue	(25,996)	9,138	(19,246)
Net cash used in operating activities	(149,899)	(59,627)	(79,901)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(219,725)	(215,839)	(66,845)
Proceeds from maturities of marketable securities	230,166	70,086	66,646
Purchases of intangible assets	(52)	—	—
Purchases of property and equipment	(7,587)	(870)	(1,287)
Net cash provided by (used in) investing activities	2,802	(146,623)	(1,486)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	(214)	(572)	—
Proceeds from issuance of common stock, net	57,740	248,630	38,072
Proceeds from issuance of common stock - Lilly	—	16,477	—
Proceeds from stock options exercised	1,213	17,423	1,448
Repurchase of restricted stock units	—	(285)	—
Short-swing profit disgorgement	—	282	—
Net cash provided by financing activities	58,739	281,955	39,520
Foreign exchange impact on cash, cash equivalents and restricted cash	(4,952)	2,761	7,337
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,310)	78,466	(34,530)
Cash, cash equivalents, and restricted cash, beginning of period	241,749	163,283	197,813
Cash, cash equivalents, and restricted cash, end of period	$148,439	$241,749	$163,283
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$11,493	$2,626	$—
Income taxes paid		$(635)	$(322)
Non-cash purchases of property, equipment and intangibles	$2,093	$—	$36
Non-cash issuance of stock options	$—	$573	$—
Non-cash financing costs	$—	$—	$71
Income tax refunds received	$—	$—	$24

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	147,749	$241,435	$163,082
Restricted cash included in other assets	690	314	201
	$148,439	$241,749	$163,283

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2019	28,882,217	$2,918	$441,395	$(314,599)	$1,586	131,300
Issuance of common stock, net	2,451,281	265	37,906	—	—	38,171
Exercise of stock options and vesting of restricted stock units	269,455	28	1,420	—	—	1,448
Stock-based compensation	—	—	9,372	—	—	9,372
Currency translation adjustment	—	—	—	—	7,485	7,485
Net loss	—	—	—	(85,513)	—	(85,513)
Balance at December 31, 2020	31,602,953	3,211	490,093	(400,112)	9,071	102,263
Issuance of common stock, net of commissions and offering costs	10,014,354	1,072	246,986	—	—	248,058
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	1,142,911	121	17,302	—	—	17,423
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Short-swing profit disgorgement	—	—	282	—	—	282
Stock-based compensation	—	—	17,091	—	—	17,091
Currency translation adjustment	—	—	—	—	(18,292)	(18,292)
Net loss	—	—	—	(66,816)	—	(66,816)
Balance at December 31, 2021	43,467,052	4,481	787,869	(466,928)	(9,221)	316,201
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,720,846	258	57,269	—	—	57,527
Exercise of stock options and vesting of restricted stock units	122,691	12	1,201	—	—	1,213
Stock-based compensation	—	—	24,535	—	—	24,535
Currency translation adjustment	—	—	—	—	(21,227)	(21,227)
Net loss	—	—	—	(131,194)	—	(131,194)
Balance at December 31, 2022	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055

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

Since inception, the Company has generated an accumulated deficit of $598.1 million as of December 31, 2022. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash, cash equivalents and marketable securities of $326.7 million as of December 31, 2022, will fund the Company’s operations into the second half of 2025.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2022, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway is described in Note 1 The Company.

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

Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded in 2022, 2021 or 2020.

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

The Company uses judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. The Company recognizes variable consideration when the constraint has been resolved. Based on the nature of the variable consideration related to milestones, the Company allocates the variable amount (and subsequent changes to that amount) entirely to a performance obligation or to a distinct good or service that forms a part of a single performance obligation. In validating its estimated stand-alone selling price, the Company evaluates whether changes in the key assumptions used to determine its estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

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

The WBSO (afdrachtvermindering speur- en ontwikkelingswerk) is a Dutch fiscal facility that provides subsidies to companies, knowledge centers and self-employed people who perform research and development activities (as defined in the WBSO Act). Under this act, a contribution is paid towards the labor costs of employees directly involved in research and development. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $5.9 million, $9.3 million and $6.0 million as a reduction of research and development expenses, respectively.

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

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard‑setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires increased transparency in the disclosures about government assistant in the notes to the financial statements. This ASU is effective for the Company beginning January 1, 2022, and interim periods within that year, with early adoption permitted. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on its financial position, results of operations or cash flows.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU is effective for the Company beginning January 1, 2022, and interim periods within that year, with early adoption permitted. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on its financial position, results of operations or cash flows.

3. Investments in Debt Securities

Debt securities are classified in the consolidated balance sheet as follows:

	December 31,
	2022	2021
	Balance	Balance
	(in thousands)
Cash equivalents	$18,404	$5,684
Current marketable securities	142,480	168,990
Non-current marketable securities	36,457	20,297
Total	$197,341	$194,971

The following table summarizes debt securities by maturity at December 31, 2022 (in thousands):

Maturity	Amortized Cost
Within one year	$160,884
After one year through five years	36,457
Total	$197,341

The following table summarizes debt securities by credit-quality indicator:

	Credit Quality Indicator as of December 31, 2022
	AAA	AA- to AA+	A- to A+	Total
	(In thousands)
Money market funds	$18,404	$—	$—	$18,404
Corporate paper and notes	—	18,606	107,496	126,102
U.S. government agency securities	4,000	26,970	3,394	34,364
U.S. treasuries	—	18,471	—	18,471
Total	$22,404	$64,047	$110,890	$197,341

The credit quality indicator was derived from publicly available ratings published by Moody’s or a comparable credit rating agency, last updated as of December 31, 2022.

The following table summarizes the fair value of debt securities by major security type held at December 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$18,404	$—	$—	$18,404
Corporate paper and notes	126,102	15	(736)	125,381
U.S. government agency securities	34,364	4	(181)	34,187
U.S. treasuries	18,471	—	(98)	18,373
Total	$197,341	$19	$(1,015)	$196,345

The following table summarizes the fair value of debt securities by major security type held at December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$5,684	$—	$—	$5,684
Corporate paper and notes	155,039	—	(160)	154,879
U.S. government agency securities	2,093	—	(7)	2,086
U.S. treasuries	32,155	—	(31)	32,124
Total	$194,971	$—	$(198)	$194,773

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

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Prepaid clinical and manufacturing costs	$6,372	$2,146
Prepaid general and administrative costs	2,940	2,760
Interest receivable	647	367
Other	2,204	2,175
Total	$12,163	$7,448

Restricted cash included in other assets totaled $0.7 million and $0.3 million as of December 31, 2022 and 2021, respectively. The nature of the restriction relates to amounts held as bank guarantees and collateral for a credit card borrowing arrangement.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Laboratory equipment	$6,349	$5,583
Office equipment and furniture	1,872	1,222
Leasehold improvements	9,111	111
Construction in progress	75	1,056
Property and equipment	17,407	7,972
Less: accumulated depreciation and amortization	(5,185)	(4,423)
Property and equipment, net	$12,222	$3,549

Construction in progress relates to certain ongoing development and construction costs related to the office lease the Company entered into with Kadans Science Partner XII B.V. that was entered into during 2022. Additional details for the lease agreement are described in Note 9 Operating Leases. Depreciation and amortization expense was $1.0 million, $1.2 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Property and equipment are predominantly located in the Netherlands.

6. Intangible assets, net

Intangible assets, net consists of the following:

	December 31,
	2022	2021
	(In thousands)
Licenses of intellectual property	$3,441	$3,597
Software licenses	251	266
Intangible assets	3,692	3,863
Less: accumulated amortization	(1,742)	(1,516)
Intangible assets, net	$1,950	$2,347

Amortization expense was $0.3 million, $0.2 million, and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Intangible assets are predominantly located in the Netherlands.

Amortization expense over the next five years is expected to be as follows (in thousands):

Year	Expected amortization
2023	$200
2024	170
2025	145
2026	145
2027	145
Thereafter	1,145
Total remaining value	$1,950

7. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued research and development expenses	$26,159	$15,174
Accrued personnel costs	5,778	4,861
Accrued general and administrative expenses	3,615	1,362
Other	38	1,109
Accrued expenses	$35,590	$22,506

8. Income Taxes

The components of loss from operations before income tax expense are as follows:

	Year ended December 31,
	2022	2021	2020
		(In thousands)
United States	$(10,437)	$(8,502)	$(3,832)
Netherlands	(119,798)	(58,075)	(81,178)
Total loss before income taxes	$(130,235)	$(66,577)	$(85,010)

The components of income tax expense (benefit) from continuing operations are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
U.S. federal	$1,815	$173	$391
U.S. state	768	73	234
Total current tax expense	$2,583	$246	$625

U.S. federal	$(1,148)	$(5)	$(86)
U.S. state	(476)	(2)	(36)
Total deferred tax benefit	$(1,624)	$(7)	$(122)

Total income tax expense	$959	$239	$503

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

The parent company is subject to income tax in the Netherlands where a greater proportion of economic activity is attributed. A reconciliation of the Netherlands statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Netherlands statutory income tax rate	25.8%	25.0%	25.0%
Changes in tax rates	—	5.2	10.6
Non-deductible expenses	(4.4)	0.7	(2.4)
Change in valuation allowance	(22.0)	(31.4)	(33.5)
Other	(0.1)	0.1	(0.3)
Effective income tax rate	(0.7)%	(0.4)%	(0.6)%

In 2020 and 2021, Dutch tax authorities enacted new tax rates applicable to future periods which impact the measurement of deferred income taxes. The effect of the change in the valuation allowance each year reflects the increase or decrease in the valuation allowance against deferred tax assets attributable to the Netherlands.

The components of the Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$110,722	$78,709
Deferred revenue	17,593	26,033
Research and development costs	1,419	—
Excess interest carryforward	1,316	1,689
Lease obligation	3,507	1,006
Accrued expenses and other	696	478
Total deferred tax assets	135,253	107,915
Deferred tax asset valuation allowance	(129,848)	(106,440)
Total deferred tax assets, net of valuation allowance	5,405	1,475

Deferred tax liabilities:
Operating lease right-of-use assets	$3,286	$1,002
Other	79	56
Total deferred tax liabilities	3,365	1,058

Net deferred tax asset	$2,041	$417

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 requires us to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, the Company recorded an increase to net deferred tax assets of a $1.4 million and an increase to income taxes payable of a similar amount.

After consideration of all positive and negative evidence, the Company believes that it is more-likely-than-not that our Netherlands deferred tax assets that are not supported by reversing temporary differences will not be realized. As a result, the Company established a valuation allowance of $129.8 million and $106.4 million as of December 31, 2022 and 2021, respectively. The increase in the valuation allowance of $23.4 million and $12.8 million for the years ended December 31, 2022 and 2021, respectively, is primarily attributable to the increase in net operating loss carryforward deferred tax assets for which a full valuation allowance applies. As of December 31, 2022, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital totaled $2.1 million.

As of December 31, 2022, the Company did not have any net operating losses for U.S. federal or state income tax purposes. The Company had net operating loss carryforwards for Dutch income tax purposes of $429.1 million as of December 31, 2022. Under Dutch tax law, net operating loss carryforwards may be used to offset future taxable income in full up to €1.0 million and 50% of taxable income that exceeds €1.0 million. Effective as of January 1, 2022, these losses can be carried forward indefinitely.

As of December 31, 2022, the Company had no unrecognized tax benefits. As of December 31, 2022, the Company had no accrued interest or penalties related to underpayments of income taxes and no amounts have been recognized in the consolidated statements of operations. The Company will recognize interest and penalties related to an underpayment of income taxes in income tax expense.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The statute of limitations for assessment by the Internal Revenue Service (IRS), and Massachusetts tax authorities is closed for tax years prior to 2019. The statute of limitations for assessment by the Netherlands tax authorities is closed for tax years prior to 2016. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.
9. Operating Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

Merus N.V. has non-cancellable operating leases for its corporate headquarters in Utrecht, the Netherlands. In December 2022, the Company moved into its new headquarters called the "Accelerator" in the Utrecht Science Park, at 17 Uppsalalaan, 3rd and 4th floor, 3583 CT, Utrecht.

On July 19, 2019, Merus N.V. entered into a lease agreement with Kadans Science Partner XIII B.V. (“Kadans”) for the Accelerator headquarters. In April 2022, the Accelerator lease between the Company and Kadans commenced. In accordance with the accounting requirements under ASC 842, the right-of-use asset and lease obligation were not recorded until the lease commenced. In December 2022, the Company completed the fit-out construction on approximately 4,957 square meters of office and laboratory space in the premises. The lease provides for a base rent of approximately €1.4 million per annum. The rent amount is subject to adjustment based on the consumer price index (the “CPI”) annually, beginning one year after the lease commencement date, subject to certain limitations if the CPI is greater than 3.0%. The initial term of the lease is ten years with two 5-year renewal options following the initial term, unless earlier terminated by the Company or Kadans, except that the earliest Kadans may terminate the lease is 20 years from the completion date of the premise construction. The Company expects the lease to end as of April 4, 2032. On April 5, 2022, the Company recognized a right-of-use asset of $11.5 million, or €10.5 million, and a lease liability of $12.4 million, or €11.3 million, on the consolidated balance sheets. In connection with signing the lease, the Company received a lease incentive of $0.9 million, or €0.8 million. To measure the lease liability at the commencement date, the Company discounted the outstanding lease payments using an incremental borrowing rate of 4.85%.

During the year ended December 31, 2021, the Company signed a lease amendment (the “Amendment”), which extended the term of the lease for its former corporate headquarters with Stichting Incubator Utrecht by approximately 1.5 years ending at the end of March 2023. The Amendment did not include additional right-of-use other than the extended lease term. There is no additional renewal term included in the Amendment to consider in the estimate of the lease term. On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments.

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

The components of lease cost recorded in the Company’s consolidated statement of operations and statement of cash flows were as follows:

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Operating lease cost	$2,524	$1,693
Variable lease cost	366	409
Total lease cost included in operating expenses	$2,890	$2,102

Cash paid to lessors included in operating cash outflows	$2,622	$1,704

The Company’s non-lease cost and other costs paid to the lessor are primarily related to services provided by the lessor in operating the premises that includes fees, operating costs, taxes and insurance related to the leased premises.

Maturities of the Company’s operating lease obligations as of December 31, 2022 were as follows (in thousands):

Year	Operating Leases
2023	$2,276
2024	$2,154
2025	$2,170
2026	$1,731
2027	$1,508
Thereafter	$6,432
Total lease payments	$16,271
Less: amount representing interest	$(2,797)
Total lease obligations	$13,474

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining operating lease term (in years)	8.3	3.3
Weighted-average discount rate for operating leases	4.8%	4.0%

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company may indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, such as gross negligence, willful misconduct or at times, other activities. These indemnification provisions may survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2022.

Litigation

On August 19, 2022, Kymab Limited, a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the EPO. The

notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further proceedings to follow.

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

As of December 31, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.8 million.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. The program timeline is expected to extend beyond the original research term. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly would be required to extend the research term to 2025, subject to its discretion. The fee associated with an extension into 2025 is $0.5 million. As a result, the Company increased the transaction price for one of the programs by $0.5 million. The decrease in Lilly upfront payment amortization is the result of a change in estimate related to the program target substitution of one of the Lilly programs which reduced the percentage complete and resulted in a reversal of a portion of the cumulative amount of revenue recognized.

As of December 31, 2022, research activities were on-going and no milestones have been achieved to date.

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

During the year ended December 31, 2022, the Company recognized a $1.0 million development milestone related to a candidate nomination related to one of the programs. There were no additional development or commercialization milestones recognized during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recognized a total of $2.0 million in development milestones. There were no development milestones achieved for the year ended December 31, 2020.

Ono

In April 2014, the Company granted Ono Pharmaceutical Co., Ltd. (“Ono”) an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination.

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

The Company achieved a €1.0 million (approximately $1.0 million) development milestone in the year ended December 31, 2022. There were no development milestones achieved in the years ended December 31, 2021 and 2020.

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

The Company has achieved three milestones under this agreement and has received an aggregate of $1.8 million in milestone payments. During the years ended December 31, 2021 and 2020, the Company recognized $0.5 million for milestones achieved under the Simcere Agreement, respectively. In January 2022, the Company and Simcere terminated the Simcere Agreement, effective March 30, 2022. There were no milestones achieved during the year ended December 31, 2022.

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

During the year ended December 31, 2020, both the Company and Betta achieved a development milestone both valued at $2.0 million. The amounts are recognized as milestone revenue of $2.0 million and research and development cost of $2.0 million in the

Company’s statement of operations for the year ended December 31, 2020. No milestones were achieved during the years ended December 31, 2022 and 2021, respectively.

Contract Assets, Liabilities, Revenues and Expenses

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Third Party
	Incyte	Lilly	Other	Total
Contract assets
Accounts receivable
Balance at January 1, 2022	$1,634	$—	$41	$1,675
Billings	9,720	3,957	1,511	$15,188
Cash receipts	(11,354)	(3,957)	(529)	$(15,840)
Adjustments	—	—	—	$—
Foreign exchange	—	—	45	$45
Balance at December 31, 2022	$-	$-	$1,068	$1,068

Unbilled receivables
Balance at January 1, 2022	$2,975	$1,203	$453	$4,631
Accrued receivables	7,707	3,562	1,243	$12,512
Billings	(8,696)	(3,957)	(1,511)	$(14,164)
Adjustments	—	—	—	$—
Foreign exchange	—	—	4	$4
Balance at December 31, 2022	$1,986	$808	$189	$2,983

Contract liabilities
Deferred revenue
Balance at January 1, 2022	$73,330	$27,353	$222	$100,905
Addition to Deferred revenue	—	518	—	$518
Revenue recognized in the period	(16,776)	(10,281)	(222)	$(27,279)
Foreign exchange	(4,495)	(1,460)	—	$(5,955)
Balance at December 31, 2022	$52,059	$16,130	$-	$68,189
Less: current portion	(16,997)	(12,421)	—	(29,418)
Non-current balance at December 31, 2022	$35,062	$3,709	$-	$38,771

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly. Note the $0.5 million addition to the transaction price of the arrangement with Lilly was included in other assets as a contract asset based on the current research plan. Incyte was a related party during the 2021 and 2020 financial year as described in Note 15.

	For the Year Ended December 31, 2022
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$16,776	$10,281	$222	$27,279
Reimbursement revenue	8,602	3,634	—	$12,236
Milestones	1,000	—	1,021	$2,021
Other	—	—	50	$50
Total collaboration revenue	26,378	13,915	1,293	41,586

Operating expenses:
Research and development expense	$752	$—	$—	$752
General and administrative expense	—	—	—	$—
Total operating expenses from collaborations	752	—	—	752

Revenue recognized that was included in deferred revenue at the beginning of the period	$16,776	$10,048	$222	$27,046

	For the Year Ended December 31, 2021
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$18,864	$14,012	$602	$14,614
Reimbursement revenue	8,740	3,332	1,057	4,389
Milestones	2,000	—	500	$500
Total collaboration revenue	$29,604	$17,344	$2,159	$19,503

Operating expenses:
Research and development expense	$1,223	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,223	$—	$151	$151

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,864	$—	$602	$602

	For the Year Ended December 31, 2020
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$18,193	$—	$895	$895
Reimbursement revenue	8,387	—	(12)	(12)
Milestones	—	—	2,480	2,480
Total collaboration revenue	$26,580	$—	$3,363	$3,363

Operating expenses:
Research and development expense	$2,036	$—	$1,944	$1,944
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$2,036	$—	$1,944	$1,944

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,193	$—	$938	$938

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

The number of common shares authorized for issuance for future grants under the 2016 Plan as of January 1, 2023 totaled 2,810,025.

Share-Based Compensation Expense

Share-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Research and development	$10,658	$7,167	$2,969
General and administrative	13,877	9,924	6,403
Total	$24,535	$17,091	$9,372

As of December 31, 2022, stock-based compensation expense related to unvested shares was $17.6 million. These shares are expected to vest and related costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Stock Option Valuation

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. During the year ended December 31, 2020, the Company switched from using the Hull-White option pricing model to using the Black-Scholes option-pricing model as part of its option plan administration system change. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.0%	0.6%	1.3%
Contractual life of options (years)	10.0	10.0	10.0
Expected term of options (years)	6.3	6.1	6.3
Expected volatility of underlying stock	75.5%	85.7%	86.1%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. Prior to April 1, 2022, the Company determined the expected volatility using a blended approach encompassing its historical experience and the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. From April 1, 2022 onward, the expected volatility is based on the annualized daily historical volatility of the Company's stock price for a time period consistent with the expected term of each grant. A simplified method using a weighted-average mid-point between an award’s vesting date and expiry is used to estimate the expected life of options in all periods presented as a sufficient history of participant exercise behavior is not readily observable. The Company has applied an expected dividend yield of 0.0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options.

Stock Option Activity

The following is a summary of stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(In thousands)
Outstanding at January 1, 2022	3,984,467	$18.40
Granted	2,002,978	24.03
Exercised	(102,691)	12.06
Forfeited or expired	(162,408)	21.25
Outstanding at December 31, 2022	5,722,346	$20.38	7.5	$4,697
Exercisable at December 31, 2022	2,773,633	$17.47	6.2	$4,325

	Year Ended December 31,
	2022	2021
Weighted-average fair value of options granted	$16.18	$17.01

RSU Activity

The following is a summary of RSU activity for the year ended December 31, 2022:

	Number of RSUs	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2022	10,000	$25.56
Granted	35,000	22.65
Vested	(20,000)	25.09
Forfeited	—	—
Non-vested at December 31, 2022	25,000	21.87

Intrinsic Value of Stock Options Exercised and Vested RSUs

	Year Ended December 31,
	(In thousands)
	2022	2021
Total fair value of RSUs vested	$423	$903
Aggregate intrinsic value of options exercised	1,369	10,774

Post-Employment Benefit Plan

The Company has established a post-employment benefit plan for employees of the Netherlands that entitles executive officers and other staff members to retire at the age of 67 and receive annual payments based upon the average salary earned during the service period. The Company has insured the benefit liabilities through purchased non-participating annuities from an insurance company and has no other obligation other than to pay the annual insurance premiums to the insurance company. After purchasing the insurance, the Company has no further obligation (legal or constructive) to pay further amounts if the insurance fund has insufficient assets to pay all employee benefits relating to current and prior service. Contributions to purchase non-participating annuities are expensed as incurred as service costs. Company contributions to the post-employment benefit plan totaled $2.8 million, $2.9 million, and $2.0 million in the years ended December 31, 2022, 2021 and 2020, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) Plan totaled $0.2 million for the year ended December 31, 2022 and $0.1 million for each of the years ended December 31, 2021, and 2020, respectively.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. During the three months ended September 30, 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Settlement Agreement, extending Mr. Throsby’s consulting services period to November 30, 2021. The 2nd Amendment extends the post-termination expiration period of his outstanding options to February 28, 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $1.0 million net loss associated with the derivative instrument included as other losses, net in the statement of operations for the year ended December 31, 2021. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations during the year ended December 31, 2022.

14. Loss per Share

The two-class method was not applied for the years ended December 31, 2022, 2021 and 2020 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands except per share data)
Net loss	$(131,194)	$(66,816)	$(85,513)
Weighted average shares outstanding	44,919,084	38,638,434	29,256,203
Basic and diluted loss per share allocable to common stockholders	$(2.92)	$(1.73)	$(2.92)

15. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 12. Incyte is a shareholder with holdings representing approximately 7.7%, 8.2% and 10.1% of the outstanding shares of the Company as of December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2021, Incyte’s holdings of the Company’s outstanding shares fell below 10.0% of the Company’s total outstanding shares due to the Company issuing additional shares of common stocks through various financing events of 2021. These consolidated financial statements present Incyte as a related party for the years ended December 31, 2021 and 2020 in order to simplify the presentation and clearly display transactional amounts incurred between Incyte and the Company, given the related party relationship in effect for a portion of the year. The consolidated financial statements for the year ended December 31, 2022 do not reflect Incyte as a related party.

16. Subsequent Events

In January 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase I study. The milestone payment was received in February 2023.