Form 10-Q
period 2023-03-31
Merus N.V.
filed 2023-05-04
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the registrant had 46,530,884 common shares, nominal value €0.09 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$102,635	$147,749
Marketable securities	138,604	142,480
Accounts receivable	4,769	4,051
Prepaid expenses and other current assets	12,156	12,163
Total current assets	258,164	306,443
Marketable securities	46,103	36,457
Property and equipment, net	13,390	12,222
Operating lease right-of-use assets	12,322	12,618
Intangible assets, net	1,933	1,950
Deferred tax assets	2,369	2,041
Other assets	4,239	4,811
Total assets	$338,520	$376,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,987	$9,834
Accrued expenses and other liabilities	39,543	35,590
Income taxes payable	2,271	2,400
Current portion of lease obligation	1,588	1,684
Current portion of deferred revenue	26,698	29,418
Total current liabilities	75,087	78,926
Lease obligation	11,588	11,790
Deferred revenue, net of current portion	34,322	38,771
Total liabilities	120,997	129,487
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized at March 31, 2023 and December 31, 2022; 46,341,181 and 46,310,589 shares issued and outstanding as at March 31, 2023 and December 31, 2022, respectively	4,754	4,751
Additional paid-in capital	876,838	870,874
Accumulated other comprehensive income	(26,206)	(30,448)
Accumulated deficit	(637,863)	(598,122)
Total stockholders’ equity	217,523	247,055
Total liabilities and stockholders’ equity	$338,520	$376,542

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$13,499	$11,655
Total revenue	13,499	11,655
Operating expenses:
Research and development	34,865	26,975
General and administrative	15,386	11,753
Total operating expenses	50,251	38,728
Operating loss	(36,752)	(27,073)
Other (loss) income, net:
Interest (expense) income, net	1,995	106
Foreign exchange gains (loss)	(5,441)	7,730
Other (losses) gains, net	—	458
Total other income (loss), net	(3,446)	8,294

Net loss before income taxes	(40,198)	(18,779)
Income tax expense	(457)	114
Net loss	$(39,741)	$(18,893)
Other comprehensive loss:
Currency translation adjustment	4,242	(6,048)
Comprehensive loss	$(35,499)	$(24,941)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.86)	$(0.43)
Weighted-average common shares outstanding: Basic and diluted	46,323,772	43,489,870

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,741)	$(18,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	534	283
Amortization of intangible assets	54	68
Foreign exchange gain	5,842	(7,790)
Stock-based compensation expense	5,750	5,334
Amortization (accretion) of discount on investments	(1,003)	297
Deferred tax expense (benefit)	(328)	337
Changes in operating assets and liabilities:
Accounts receivable	(631)	3,549
Operating lease right-of-use assets and lease obligations	(18)	14
Prepaid expenses and other current assets	879	(12,152)
Accounts payable	(3,447)	(7,635)
Accrued expenses and other liabilities	3,758	(1,146)
Deferred revenue	(8,392)	(8,663)
Net cash used in operating activities	(36,743)	(46,397)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(65,228)	(55,142)
Proceeds from maturities of marketable securities	60,441	54,517
Purchases of property and equipment	(3,620)	(342)
Net cash used in investing activities	(8,407)	(967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options exercised	217	879
Net cash provided by financing activities	217	879
Foreign exchange impact on cash, cash equivalents and restricted cash	(171)	(377)
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,104)	(46,862)
Cash, cash equivalents, and restricted cash, beginning of period	148,439	241,749
Cash, cash equivalents, and restricted cash, end of period	$103,335	$194,887
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$—
Income taxes paid	$—	$—
Non-cash purchases of property, equipment and intangibles	$32	$—
Non-cash issuance of stock options	$—	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$102,635	194,575
Restricted cash included in non-current other assets	700	$312
	$103,335	$194,887

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Repurchase of restricted stock units	—	—	—	—	—	—
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473

Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of stock options and vesting of restricted stock units	30,592	3	214			217
Stock-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523

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

Since inception, the Company has generated an accumulated deficit of $637.9 million as of March 31, 2023. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Based on the Company’s current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities of $287.3 million as of March 31, 2023, will fund the Company’s operations into the second half of 2025.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2023 and 2022 are referred to as the first quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2022, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2023, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in Note 1 Overview.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2023	December 31, 2022
	(in thousands)
Money market funds	$29,454	$18,404
Corporate paper and notes	143,005	126,102
U.S. government agency securities	37,395	34,364
U.S. treasuries	14,270	18,471
Total	$224,124	$197,341

Fair value of debt securities	$223,469	$196,345

	March 31, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$39,417	$18,404
Current marketable securities	138,604	142,480
Non-current marketable securities	46,103	36,457
Total	$224,124	$197,341

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Prepaid research and development expenses	$4,433	$6,372
Prepaid general and administrative expenses	4,469	2,940
Interest receivable	841	647
Other	2,413	2,204
Total	$12,156	$12,163

Accrued expenses and other liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued research and development expenses	$31,978	$26,159
Accrued personnel costs	3,264	5,778
Accrued general and administrative expenses	4,229	3,615
Other	72	38
Total	$39,543	$35,590

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
U.S. federal	$(93)	$(171)
U.S. state	(36)	(52)
Total current income tax benefit	$(129)	$(223)

U.S. federal	$(232)	$238
U.S. state	(96)	99
Total deferred income tax expense (benefit)	$(328)	$337

Total income tax expense (benefit)	$(457)	$114

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

6. Commitments and Contingencies

Litigation

On August 19, 2022, Kymab Limited, a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further proceedings to follow.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. There have been no other changes in the Company’s lease arrangements for the three months ended March 31, 2023.

The components of lease expense for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Lease cost
Operating lease cost	$712	$385
Variable lease cost	28	76
Total lease cost included in operating expenses	$740	$461
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$742	$399

8. Collaborations

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

As of March 31, 2023, research activities are on-going. No milestones have been achieved to date.

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

In January 2022, the Company announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, from the parties joint collaboration agreement executed in 2017. At inception of the collaboration, for the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties conducted and shared equally the costs of mutually agreed global development activities. Incyte’s opt-out of ex-U.S. rights to MCLA-145 provides the Company the exclusive right to develop and commercialize potential MCLA-145 products globally. Under the collaboration, Incyte continued to support the program for a limited time while ex-U.S. activities transitioned to the Company. Incyte will retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved.

During the three months ended March 31, 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase 1 study. There were no additional development or commercialization milestones achieved during the three months ended March 31, 2023.

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

Amounts related to the provision of a license were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three months ended March 31, 2023.

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

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2023	$—	$—	$1,068	$1,068
Billings	4,632	839	60	5,531
Cash receipts	(2,474)	(839)	(1,120)	(4,433)
Adjustments	—	—	—	—
Foreign exchange	—	—	5	5
Balance at March 31, 2023	$2,158	$—	$13	$2,171

Unbilled receivables
Balance at January 1, 2023	$1,986	$808	$189	$2,983
Accrued receivables	3,817	1,170	—	4,987
Billings	(4,632)	(839)	—	(5,471)
Adjustments	—	—	—	—
Foreign exchange	57	42	—	99
Balance at March 31, 2023	$1,228	$1,181	$189	$2,598

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2023	$52,059	$16,130	$—	$68,189
Additions to contract consideration	—	—	—	—
Revenue recognized in the period	(4,216)	(4,176)	—	(8,392)
Foreign exchange	963	260	—	1,223
Balance at March 31, 2023	48,806	12,214	—	61,020
Less: current portion	(17,330)	(9,368)	—	(26,698)
Non-current balance at March 31, 2023	$31,476	$2,846	$—	$34,322

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended March 31, 2023
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,216	$4,176	$—	$8,392
Reimbursement revenue	1,366	1,191	—	2,557
Milestones	2,501	—	—	2,501
Other	—	—	49	49
Total collaboration revenue	$8,083	$5,367	$49	$13,499
Operating expenses:
Research and development expense	$24	$—	$—	$24
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,216	$4,176	$—	$8,392

	Three Months Ended March 31, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,402	$4,038	$222	$8,662
Reimbursement revenue	1,964	979	—	2,943
Milestones	—	—	—	—
Other	—	—	50	50
Total collaboration revenue	$6,366	$5,017	$272	$11,655
Operating expenses:
Research and development expense	$360	$—	$—	$360
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$360	$—	$—	$360
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,402	$4,038	$222	$8,662

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

As of December 31, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million. There were no sales pursuant to the Sales Agreement during the three months ended March 31, 2023.

10. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Research and development	$2,858	$2,450
General and administrative	2,892	2,884
Total	$5,750	$5,334

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $10.29 per option for the 2,041,420 options granted during the three months ended March 31, 2023. The following assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2023.

Volatility	68.1%
Risk-free interest rate	3.5%
Expected holding period (in years)	6.1
Dividend yield	-

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement and a Consulting Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Consulting Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022. The Company did not recognize any further gains or expenses during the three months ended March 31, 2023 and the Company does not expect to incur any further expenses as Mr. Throsby's option to exercise expired in May 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or Exchange Act. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions as a monotherapy, for the potential treatment of non-small cell lung cancer (NSCLC) harboring NRG1 gene fusions in combination with afatinib, and for the potential treatment of castration resistant prostate cancer (CRPC) in combination with an androgen deprivation therapy (ADT); MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights and MCLA-145 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $287.3 million as of March 31, 2023 will be sufficient to fund our operations into the second half of 2025.

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

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Enrollment continues in dose expansion in the phase 1 trial: update provided at American Association of Cancer Research (AACR)

Petosemtamab is in clinical development in the expansion part of a phase 1/2 open-label, multicenter trial in advanced solid tumors, including previously treated head and neck squamous cell carcinoma (HNSCC).

In April 2023, we announced initiation of a cohort in the petosemtamab trial, investigating petosemtamab in combination with Keytruda in patients with untreated head and neck squamous cell carcinoma, or HNSCC, designed to evaluate safety and clinical activity in this population.

In April 2023, we further announced interim clinical data as of a February 1, 2023 data cutoff, from the ongoing phase 1/2 trial of petosemtamab in previously treated HNSCC during a plenary session presentation at the AACR Annual Meeting.

As of the February 1, 2023 data cutoff date, 49 previously treated HNSCC patients were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenous (IV) every two weeks, 6 patients excluded per protocol (5 withdrew due to infusion-related reactions, or IRRs, on day 1 and 1 patient with exclusion criterion). Below is a summary of the interim clinical data as of February 1, 2023 data cutoff date:

•	Patient population:

•	Median age was 63 (range of 31-77); 78% were male

•

Median prior lines of systemic therapy was 2 (range 1-4); including PD-(L)1 inhibitor in 96% of patients, chemotherapy in 94% and platinum-based chemotherapy in 92% of patients; 2 patients received prior cetuximab

•	Most frequent primary tumor locations were oropharynx (35%), oral cavity (31%), and larynx (16%)

•	43 patients were evaluable for efficacy, receiving ≥2 treatment cycles (≥8 weeks) with ≥1 post-baseline tumor assessment or experiencing early progressive disease:

•	Antitumor activity among 43 patients:

•

Overall response rate was 37.2% (16/43; 95% CI 23%-53.3%) by RECIST 1.1. per investigator assessment, including 15 confirmed partial responses, or PRs, and 1 confirmed complete response, or CR (ongoing after 20 months)

•	Disease control rate (CR + PR + stable disease) was 72.1% (31/43; 95% CI 56.3%-84.7%)

•	Median time to response was 1.8 months (range 0.8-3.5)

•	Median duration of response was 6.0 months (95% CI 3.7-NC), with 10 of 16 (62.5%) responders ongoing, and 12 of 43 (27.9%) patients overall ongoing at the time of the data cutoff

•	Median progression free survival was 5.3 months (95% CI 3.7-6.8); with 29 of 43 patients progressing and 14 of 43 patients censored

•	Median overall survival was 11.5 months (95% CI 7.2-20.6); with 29 of 49 patients still alive at the data cutoff date

Petosemtamab continued to demonstrate manageable safety results:

•	80 patients were treated with 1500 mg petosemtamab every two weeks across dose escalation and expansion cohorts of the study

•	Gastrointestinal and skin toxicities were mostly mild to moderate

•	No treatment-related Grade 5 adverse events, or AEs:

•	Most frequent related AEs were signs and symptoms of IRRs

•	74% Grade 1-4, 21% Grade 3-4 (as grouped term)

•	Mainly occurred during first infusion

•	6 of 80 patients discontinued on Day 1 due to a Grade 3-4 IRR

•	For all patients rechallenged after an IRR, rechallenge was successful

•	IRRs were manageable with prophylaxis/prolonged infusion (necessary on day 1 only)

Further, in April 2023, we announced the publication of an abstract for a poster presentation of early clinical data on petosemtamab in advanced gastric/esophageal adenocarcinoma, or GEA, at the AACR Annual Meeting.

Although petosemtamab has demonstrated encouraging clinical activity among GEA patients having EGFR gene amplification and/or overexpression, we have decided to pause further clinical exploration of the GEA cancer cohort at this time, with plans to prioritize investigating petosemtamab in HNSCC.

Further, in April 2023, we provided an update concerning our meeting with the U.S. Food and Drug Administration, or the FDA, in an end-of-phase meeting to discuss interim results from the previously treated HNSCC cohort of the petosemtamab phase 1/2 trial. The FDA recognized recurrent or metastatic HNSCC represents an area of unmet medical need, and provided clear recommendations for the path to potential registration.

Based on the strong clinical data and discussions with the FDA, we believe a randomized clinical trial in previously treated (2L/3L) or untreated (front-line) HNSCC may support a possible registration. Additionally, we believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regular approval. We also plan to continue to acquire data to confirm a suitable dose for future randomized clinical trials. Further, we plan to provide an update in Q3 2023 on our potential registrational path for this program.

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

Impact of COVID-19 Pandemic

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and may affect our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. We have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the first quarter ended March 31, 2023, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

Collaborations

Refer to Item 1, “Business—Collaboration Agreements” and Note 12, “Collaborations,” of the notes to our consolidated financial statements included in our Annual Report on Form 10-K and Note 8, “Collaborations,” to our unaudited condensed consolidated interim financial statements elsewhere in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

Discussion and Analysis of our Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Incyte	$8.1	$6.4	$1.7
Lilly	5.4	5.0	0.4
Other	—	0.3	(0.3)
Total revenue	$13.5	$11.7	$1.8

Collaboration revenue for the three months ended March 31, 2023 increased by $1.8 million as compared to the three months ended March 31, 2022, primarily as a result of increases in Incyte revenue of $1.7 million, Lilly revenue of $0.4 million, partially offset by decreases in Other revenue. The increase in Incyte revenue is primarily the result of an increase in milestone revenue of $2.5 million, partially offset by decreases in cost reimbursements of $0.6 million and upfront payment amortization of $0.2 million due to changes in foreign exchange rates. The increase in Lilly revenue is primarily the result of increases in cost reimbursements of $0.2 million and upfront payment amortization of $0.2 million. The decrease in other revenue was primarily due to decreases in upfront payment amortization of $0.2 million and other revenue of $0.1 million. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2023, we have total deferred revenue of $61.0 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The original payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next three years. The original payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Research and development	$34.9	$27.0	$7.9
General and administrative	15.4	11.7	3.7
Total operating expenses	$50.3	$38.7	$11.6

Research and development expense for the three months ended March 31, 2023 increased by $7.9 million as compared to the three months ended March 31, 2022, primarily as a result of increases in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $5.3 million and an increase in personnel related expenses including stock-based compensation of $2.1 million due to an increase in employee headcount.

General and administrative expense for the three months ended March 31, 2023 increased by $3.7 million as compared to the three months ended March 31, 2022, primarily as a result of increases in consulting costs of $2.3 million, facilities costs of $0.8 million, personnel related expenses including stock-based compensation of $0.6 million due to an increase in employee headcount, and depreciation expenses of $0.3 million, partially offset by a decrease in finance and human resources cost of $0.5 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Interest (expense) income, net	$2.0	$0.1	$1.9
Foreign exchange gains (loss)	(5.4)	7.7	(13.1)
Other (losses) gains, net	—	0.5	(0.5)
Total other income (loss), net	$(3.4)	$8.3	$(11.7)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments. Other gains for the three months ended March 31, 2023 decreased by $0.5 million as compared to the three months ended March 31, 2022 primarily due to decreases in gains associated with the derivative instrument recognized from the post-employment modification of our settlement agreement with a former executive which no longer existed as of March 31, 2023.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Current	$(0.2)	$(0.2)	$—
Deferred	(0.3)	0.3	(0.6)
Total tax expense (benefit), net	$(0.5)	$0.1	$(0.6)

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

Net Loss

Net loss for the three months ended March 31, 2023 was $39.7 million, compared to net loss for the three months ended March 31, 2022 of $18.9 million. The change in net loss was primarily due to the increases in research and development and general and administrative expenses and the increase in net loss from other income (loss), partially offset by the increase in collaboration revenue discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2023, we had $287.3 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can no assurance that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In May 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to sell from time to time up to $125.0 million of our common stock through an "at the market" offering program under which Jefferies acts as the sales agent. As of December 31, 2022, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,720,846 shares of our common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million. There were no sales pursuant to the Sales Agreement during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we recognized a $2.5 million milestone from Incyte related to an initiation of a Phase 1 study, which is the subject of the Collaboration and License Agreement between us and Incyte.

Funding Requirements

Our primary uses of capital are clinical trial costs, chemistry, manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the pandemic continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended March 31, 2023, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2023	2022	Change
	(In millions)
Net cash used in operating activities	$(36.7)	$(46.4)	$9.7
Net cash used in investing activities	$(8.4)	$(1.0)	$(7.4)
Net cash provided by financing activities	$0.2	$0.9	$(0.7)

Net cash used in operating activities during the three months ended March 31, 2023 decreased by $9.6 million as compared to the three months ended March 31, 2022, primarily as a result of a decrease in operating cash out flows related to operating expenses of $11.1 million, a decrease in cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $2.1 million, and an increase in cash flows from Other income of $0.7 million.

Net cash used in investing activities during the three months ended March 31, 2023 increased primarily due to increases in purchases of marketable securities of $10.1 million and purchases of property and equipment of $3.3 million, partially offset by an increase in maturities of marketable securities of $6.0 million.

Net cash provided by financing activities during the three months ended March 31, 2023 decreased primarily due to lower proceeds received from stock options exercises of $0.7 million.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K and in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K. As disclosed in Note 2 to our consolidated financial statements included in the Annual Report on Form 10-K, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. During the period covered by this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates, foreign exchange rates and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of March 31, 2023, marketable securities were $184.7 million. As of March 31, 2022, marketable securities were $189.7 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of March 31, 2023 or March 31, 2022.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended March 31, 2023, by approximately $6.3 million and decreased our currency translation adjustment by approximately $4.8 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $39.7 million and $18.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $637.9 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, investigating the treatment of solid tumors that are NRG1+ in monotherapy, our ongoing Phase 2 clinical trial investigating the treatment of CRPC with zenocutuzumab in combination with an ADT, and investigating the treatment of NRG1+ NSCLC with zenocutuzumab in combination with afatinib;
•
conduct our ongoing Phase 1/2 clinical trial of MCLA-158 or petosemtamab for the treatment of solid tumors;
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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of March 31, 2023 will be sufficient to fund our operations into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

We have not previously submitted a Biologics License Application (BLA), to the FDA, a marketing authorization application (MAA) to the EMA, or similar regulatory approval filings to comparable foreign authorities, for any antibody candidate, and we cannot be certain that any of our antibody candidates will be successful in clinical trials or receive regulatory approval. Further, our antibody candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our antibody candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our antibody candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The COVID-19 pandemic and governments responses have had a significant impact, both direct and indirect, on business and commerce. As a result of the COVID-19 pandemic, certain of our contract research organizations (CROs) and third-party suppliers, as well as collaborators in the U.S., Europe and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls associated with our clinical candidates, including as it relates to challenges for sourcing materials required for such manufacture that may be diverted for other purposes associated with COVID-19 or due to supply chain issues related to the COVID-19 pandemic, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. Additionally, our collaborators, CROs and third-party suppliers may in the future experience closures and labor shortages, reagent or materials shortages which may delay or prevent our development of our antibody candidates, including zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Moreover, although our collaborators based in China and elsewhere have resumed operations, we may experience labor, reagent or material shortages associated with these chemistry, manufacturing and controls, or pre-clinical development activities due to the periodic restrictions on travel and work globally and staff shortages, which may force us to reduce related workflows until such work and travel restrictions are lifted or staff issues resolved. Also, there can be no assurances that the applicable governments will not renew or extend these closures.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Over the quarter ended March 31, 2023 and to date, we have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. The COVID-19 pandemic continues to evolve. The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the spread and potential resurgence of the disease, the duration of the pandemic, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States, the Netherlands and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, the Netherlands and other countries to contain, treat and function with the disease.

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

Undesirable side effects that may be caused by our antibody candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab on June 5, 2022, at the American Society of Clinical Oncology, or ASCO, 2022 Annual Meeting, with a safety cut-off date of April 12, 2022. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab in April 2023 at AACR, with a safety data cutoff date of February 1, 2023, and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with an initial safety update provided for MCLA-129 in October 2022 at the 34th EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics, with a data cutoff date of August 15, 2022. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions (NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with CRPC in combinations with an ADT, and patients with NRG1+ NSCLC in combination with afatinib, we are enrolling up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 400 adult patients with solid tumors. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 120 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants, vendors and collaborators may engage in fraudulent conduct or other illegal activities. Misconduct by these parties could include fraudulent, intentional, reckless and/or negligent conduct or unauthorized activities that violate: (i) the regulations of the FDA and other regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad; (iv) laws that require the reporting of true, complete and accurate financial information and data; or (v) their representations or commitments to us regarding their capabilities and performance under existing or future agreements. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials or creating fraudulent data in our pre-clinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Additionally, we are subject to the risk that misrepresentations regarding independent contractors, principal investigators, CROs, consultants, vendors and collaborators’ capabilities and performance under existing or future agreements may lead us to rely upon them for important strategic or operational matters, which could have a significant adverse impact on our business and results of operations.

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

Under the Dutch Corporate Governance Code (DCGC), the board of directors may also invoke a response period of up to 180 days in case shareholders, using either their shareholder proposal right or their right to request a general meeting of shareholders, propose an agenda item for the general meeting of shareholders which may result in a change in our strategy (including through the dismissal of one or more of our board members). If this response period is invoked, the shareholders concerned must give the board of directors the opportunity to respond to their intentions before their request is dealt with at a general meeting of shareholders.

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
•
political instability in the United States and Europe, including the failure of the United States Federal government to raise the debt ceiling; or
•
other events and factors, many of which are beyond our control.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.1	Employment Agreement, dated January 1, 2023, by and between Merus US, Inc. and Peter Silverman	8-K	001-37773	10.1	1/6/2023
10.2	Employment Agreement, dated February 24, 2023, by and among Merus US, Inc., the Registrant and Hui Lui	10-K	001-37773	10.1.6	2/28/2023
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

Dated: May 4, 2023

MERUS N.V.

By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Financial Officer