Form 10-Q
period 2023-06-30
Merus N.V.
filed 2023-08-07
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 49,859,488 common shares, nominal value €0.09 per share, outstanding.

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
•
The trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the ongoing impacts of the COVID-19 pandemic, which have and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition, our ability to raise capital and results of operations.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$101,096	$147,749
Marketable securities	163,950	142,480
Accounts receivable	2,836	4,051
Prepaid expenses and other current assets	15,243	12,163
Total current assets	283,125	306,443
Marketable securities	46,501	36,457
Property and equipment, net	13,049	12,222
Operating lease right-of-use assets	11,946	12,618
Intangible assets, net	1,882	1,950
Deferred tax assets	3,057	2,041
Other assets	4,064	4,811
Total assets	$363,624	$376,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,596	$9,834
Accrued expenses and other liabilities	31,143	35,590
Income taxes payable	1,349	2,400
Current portion of lease obligation	1,610	1,684
Current portion of deferred revenue	24,151	29,418
Total current liabilities	65,849	78,926
Lease obligation	11,168	11,790
Deferred revenue, net of current portion	29,202	38,771
Total liabilities	106,219	129,487
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized at June 30, 2023 and December 31, 2022; 49,853,659 and 46,310,589 shares issued and outstanding as at June 30, 2023 and December 31, 2022, respectively	5,099	4,751
Additional paid-in capital	948,913	870,874
Accumulated other comprehensive income	(26,711)	(30,448)
Accumulated deficit	(669,896)	(598,122)
Total stockholders’ equity	257,405	247,055
Total liabilities and stockholders’ equity	$363,624	$376,542

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$10,476	$12,684	$23,975	$24,339
Total revenue	10,476	12,684	23,975	24,339
Operating expenses:
Research and development	28,298	31,096	63,163	58,071
General and administrative	16,063	12,695	31,449	24,448
Total operating expenses	44,361	43,791	94,612	82,519
Operating loss	(33,885)	(31,107)	(70,637)	(58,180)
Other income, net:
Interest income, net	2,795	316	4,790	422
Foreign exchange gains (loss)	551	24,607	(4,890)	32,337
Other gains, net	—	601	—	1,059
Total other income (loss), net	3,346	25,524	(100)	33,818

Net loss before income taxes	(30,539)	(5,583)	(70,737)	(24,362)
Income tax expense	1,494	131	1,037	245
Net loss	$(32,033)	$(5,714)	$(71,774)	$(24,607)
Other comprehensive loss:
Currency translation adjustment	(505)	(19,921)	3,737	(25,969)
Comprehensive loss	$(32,538)	$(25,635)	$(68,037)	$(50,576)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.66)	$(0.13)	$(1.52)	$(0.56)
Weighted-average common shares outstanding: Basic and diluted	48,321,708	43,636,337	47,328,259	43,781,195

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,774)	$(24,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,159	538
Amortization of intangible assets	104	135
Foreign exchange gain	6,452	(50,072)
Stock-based compensation expense	12,203	11,996
Amortization (accretion) of discount on investments	(2,446)	504
Deferred tax expense (benefit)	(1,015)	176
Changes in operating assets and liabilities:
Accounts receivable	1,283	2,014
Operating lease right-of-use assets and lease obligations	(40)	18
Prepaid expenses and other current assets	(1,963)	4,014
Accounts payable	(839)	(6,068)
Accrued expenses and other liabilities	(5,439)	486
Deferred revenue	(16,014)	(17,265)
Net cash used in operating activities	(78,329)	(78,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(144,376)	(120,006)
Proceeds from maturities of marketable securities	115,420	126,293
Purchases of property and equipment	(3,969)	(3,200)
Net cash provided by (used in) investing activities	(32,925)	3,087
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	63,796	48,015
Payments of offering costs	(77)	—
Proceeds from stock options exercised	2,465	1,063
Net cash provided by financing activities	66,184	49,078
Foreign exchange impact on cash, cash equivalents and restricted cash	(1,514)	(1,176)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,584)	(27,142)
Cash, cash equivalents, and restricted cash, beginning of period	148,439	241,749
Cash, cash equivalents, and restricted cash, end of period	$101,855	$214,607
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$11,493
Income taxes paid	$3,103	$—
Non-cash purchases of property, equipment and intangibles	$—	$616
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$101,096	$213,930
Restricted cash included in non-current other assets	759	677
	$101,855	$214,607

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,298,906	$220	$47,705	$—	$—	47,925
Exercise of stock options and vesting of restricted stock units	18,589	2	182	—	—	184
Stock-based compensation	—	—	6,662	—	—	6,662
Currency translation adjustment	—	—	—	—	(19,921)	(19,921)
Net loss	—	—	—	(5,714)	—	(5,714)
Balance at June 30, 2022	45,866,820	$4,711	$848,623	$(491,535)	$(35,190)	$326,609

Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of stock options and vesting of restricted stock units	30,592	3	214			217
Stock-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	3,272,280	322	63,397			63,719
Exercise of stock options and vesting of restricted stock units	240,198	23	2,225			2,248
Stock-based compensation			6,453			6,453
Currency translation adjustment					(505)	(505)
Net loss				(32,033)		(32,033)
Balance at June 30, 2023	49,853,659	$5,099	$948,913	$(669,896)	$(26,711)	$257,405

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

Since inception, the Company has generated an accumulated deficit of $669.9 million as of June 30, 2023. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2023.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2023 and 2022 are referred to as the second quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2023, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2023	December 31, 2022
	(in thousands)
Money market funds	$8,158	$18,404
Corporate paper and notes	139,544	126,102
U.S. government agency securities	56,632	34,364
U.S. treasuries	22,239	18,471
Total	$226,573	$197,341

Fair value of debt securities	$225,650	$196,345

	June 30, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$16,122	$18,404
Current marketable securities	163,950	142,480
Non-current marketable securities	46,501	36,457
Total	$226,573	$197,341

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Prepaid research and development expenses	$6,730	$6,372
Prepaid general and administrative expenses	5,489	2,940
Interest receivable	976	647
Other	2,048	2,204
Total	$15,243	$12,163

Accrued expenses and other liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued research and development expenses	$24,564	$26,159
Accrued personnel costs	3,715	5,778
Accrued general and administrative expenses	2,790	3,615
Other	74	38
Total	$31,143	$35,590

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
U.S. federal	$1,544	$221	$1,451	$50
U.S. state	637	71	601	19
Total current income tax benefit	$2,181	$292	$2,052	$69

U.S. federal	$(486)	$(114)	$(718)	$124
U.S. state	(201)	(47)	(297)	52
Total deferred income tax expense (benefit)	$(687)	$(161)	$(1,015)	$176

Total income tax expense (benefit)	$1,494	$131	$1,037	$245

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

6. Commitments and Contingencies

Litigation

On August 19, 2022, Kymab Limited, a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision finding the claims as granted in the '190 patent mostly fulfills the requirements of Art. 123(2) and Art. 76(1), that the opponent has failed to provide serious doubts substantiated by verifiable facts in support of an allegation that the '190 patent claims lack sufficiency of disclosure under Art. 100(b) and Art. 83, and that further issues of claim construction, novelty and inventive step are to be discussed during the oral proceedings.

From time to time, the Company may be involved in various other claims and legal proceedings relating to claims arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. During the three months ended June 30, 2023, in accordance with the terms of the lease agreement, the rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no other changes in the Company’s lease arrangements for the three months ended June 30, 2023.

The components of lease expense for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$514	$730	$1,226	$1,115
Variable lease cost	56	123	84	199
Total lease cost included in operating expenses	$570	$853	$1,310	$1,314
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$542	$749	$1,284	$1,148

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

As of June 30, 2023, research activities were on-going, and no milestones have been achieved.

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

During the three months ended March 31, 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase 1 study with respect to a novel target pair program. There were no development or commercialization milestones achieved during the three months ended June 30, 2023.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three months or six months ended June 30, 2023.

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

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2023	$—	$—	$1,068	$1,068
Billings	6,031	2,041	68	8,140
Cash receipts	(6,031)	(2,041)	(1,133)	(9,205)
Adjustments	—	—	—	—
Foreign exchange	—	—	5	5
Balance at June 30, 2023	$—	$—	$8	$8

Unbilled receivables
Balance at January 1, 2023	$1,986	$808	$189	$2,983
Accrued receivables	5,162	2,716	—	7,878
Billings	(6,031)	(2,041)	—	(8,072)
Adjustments	45	(7)	—	38
Foreign exchange	—	—	1	1
Balance at June 30, 2023	$1,162	$1,476	$190	$2,828

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2023	$52,059	$16,130	$—	$68,189
Additions to contract consideration	—	—	—	—
Revenue recognized in the period	(8,541)	(7,481)	—	(16,022)
Foreign exchange	930	256	—	1,186
Balance at June 30, 2023	44,448	8,905	—	53,353
Less: current portion	(17,316)	(6,835)	—	(24,151)
Non-current balance at June 30, 2023	$27,132	$2,070	$—	$29,202

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended June 30, 2023
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,325	$3,305	$—	$7,630
Reimbursement revenue	1,335	1,505	—	2,840
Milestones	—	—	—	—
Other	—	—	6	6
Total collaboration revenue	$5,660	$4,810	$6	$10,476
Operating expenses:
Research and development expense	$—	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,325	$3,305	$—	$7,630

	Three Months Ended June 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,230	$4,147	$—	$8,377
Reimbursement revenue	2,250	1,057	—	3,307
Milestones	1,000	—	—	1,000
Other	—	—	—	—
Total collaboration revenue	$7,480	$5,204	$—	$12,684
Operating expenses:
Research and development expense	$182	$—	$—	$182
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$182	$—	$—	$182
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,230	$4,147	$—	$8,377

	Six Months Ended June 30, 2023
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$8,541	$7,481	$—	$16,022
Reimbursement revenue	2,701	2,696	—	5,397
Milestones	2,501	—	—	2,501
Other	—	—	55	55
Total collaboration revenue	$13,743	$10,177	$55	$23,975
Operating expenses:
Research and development expense	$24	$—	$—	$24
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,541	$7,481	$—	$16,022

	Six Months Ended June 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$8,632	$8,185	$222	$17,039
Reimbursement revenue	4,214	2,036	—	6,250
Milestones	1,000	—	—	1,000
Other	—	—	50	50
Total collaboration revenue	$13,846	$10,221	$272	$24,339
Operating expenses:
Research and development expense	$550	$—	$—	$550
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$550	$—	$—	$550
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,632	$8,185	$222	$17,039

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

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of shares sold under the Sales Agreement. In connection with the sale of the common shares on our behalf, Jefferies was deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies was deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of December 31, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million.

During the three months ended June 30, 2023, the Company sold 3,272,280 shares of its common stock under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees.

Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, the Company delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

10. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Research and development	$3,042	$2,885	$5,900	$5,335
General and administrative	3,411	3,777	6,303	6,661
Total	$6,453	$6,662	$12,203	$11,996

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $11.64 per option for the 2,610,332 options granted during the six months ended June 30, 2023. The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2023.

Volatility	68.3%
Risk-free interest rate	3.6%
Expected holding period (in years)	6.2
Dividend yield	-

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement and a Consulting Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Consulting Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022. The Company did not recognize any further gains or expenses during the three months ended June 30, 2023 and the Company does not expect to incur any further expenses as Mr. Throsby's option to exercise expired in May 2022.

11. Subsequent Events

In July 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase I study. The milestone payment is expected to be received in August 2023.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $311.5 million as of June 30, 2023 will be sufficient to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Granted Breakthrough Therapy Designation (BTD) for both NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer; enrollment continues in the eNRGy trial of Zeno monotherapy in NRG1+ cancer and a phase 2 trial of Zeno in combination with androgen deprivation therapy (ADT) in castration resistant prostate cancer (CRPC); as well as in combination with afatinib in NRG1+ non-small cell lung cancer (NSCLC).

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

As of June 2023, more than 175 patients with NRG1+ cancer have been treated with Zeno monotherapy in our eNRGy trial and Early Access Program (EAP). We plan to present a clinical update on Zeno in NRG1+ cancer at the European Society for Medical Oncology (ESMO) 2023 taking place in Madrid, Spain October 20-24, 2023. The presentations will consist of a mini-oral lecture titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody, in advanced NRG1 fusion-positive (NRG1+) non-small cell lung cancer (NSCLC) and a poster presentation titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody in advanced NRG1 fusion-positive (NRG1+) pancreatic ductal adenocarcinoma (PDAC).

In June and July 2023, respectively, we announced that Zeno has been granted two breakthrough therapy designations (BTD) by the U.S. FDA for (i) the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options; and (ii) the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) non-small cell lung cancer (NSCLC), following progression with prior systemic therapy.

In August 2020, Zeno was granted orphan drug designation by the U.S. FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

We believe that obtaining a commercialization partnership agreement will be an essential step in bringing Zeno to patients with NRG1+ cancer, if approved.

Further, we are evaluating Zeno with ADT (enzalutamide or abiraterone) in men with castration resistant prostate cancer (CRPC), irrespective of NRG1+ status. We plan to provide an initial clinical data update on Zeno in CRPC in the second half of 2023.

We are evaluating the combination of Zeno with afatinib for patients with NRG1+ NSCLC.

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Granted Fast Track Designation (FTD) for the treatment of patients with recurrent or metastatic head & neck squamous cell carcinoma (HNSCC), enrollment continues in dose expansion in the phase 1/2 trial with petosemtamab monotherapy in previously treated HNSCC, as well as in combination with Keytruda® (pembrolizumab) as front-line therapy.

Petosemtamab is in clinical development in the expansion part of a Phase 1/2 open-label, multicenter trial evaluating petosemtamab monotherapy in patients with advanced solid tumors, including previously treated advanced (recurrent or metastatic) head and neck squamous cell carcinoma (HNSCC). Enrollment is also ongoing in a cohort of petosemtamab in combination with Keytruda with untreated HNSCC to evaluate safety and clinical activity in this population. We plan to report initial interim clinical data from this cohort in the first half of 2024.

We are currently enrolling up to a total of approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future randomized trials. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

We are also evaluating a Phase 3 investigation of petosemtamab with Keytruda as a potential front-line therapy for advanced HNSCC expressing PD-L1 (CPS > 1), pending analysis of additional data on tolerability and safety of the drug combination.

Fast Track Designation

The FDA has granted Fast Track Designation for the investigation of petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody. Fast Track is a designation designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical needs.

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

In July 2023, the National Medical Products Administration in China approved the investigational new drug application permitting Betta to investigate the combination of MCLA-129 and befotertinib, a third generation EGFR tyrosine kinase inhibitor, in adult patients in China that have locally advanced or metastatic NSCLC, with an EGFR Exon 19 deletion mutation or Exon 21 (L858R) substitution mutation.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Enrollment continues in the Phase 1 trial including in combination with Keytruda (pembrolizumab), a PD-1 inhibitor

MCLA-145 is in clinical development in a global, Phase 1, open-label, clinical trial evaluating MCLA-145 in patients with solid tumors. The trial consists of a dose expansion Phase also evaluating the combination of MCLA-145 with Keytruda, with enrollment on-going.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and may affect our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. We have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the second quarter ended June 30, 2023, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor and assess the COVID-19 pandemic on a regular basis.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Incyte	$5.7	$7.5	$(1.8)	$13.7	$13.8	$(0.1)
Lilly	4.8	5.2	(0.4)	10.2	10.2	—
Other	—	—	—	0.1	0.3	(0.2)
Total revenue	$10.5	$12.7	$(2.2)	$24.0	$24.3	$(0.3)

Collaboration revenue for the three months ended June 30, 2023 decreased by $2.2 million as compared to the three months ended June 30, 2022, primarily as a result of decreases in Incyte revenue of $1.8 million and Lilly revenue of $0.4 million. The decrease in Incyte revenue is primarily the result of a decrease in milestone revenue of $1.0 million and a decrease in cost reimbursements of $0.9 million, partially offset by an increase in upfront payment amortization of $0.1 million due to changes in foreign exchange rates. The decrease in Lilly revenue is primarily the result of a decrease in upfront payment amortization of $0.8 million, partially offset by an increase in cost reimbursements of $0.4 million. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the six months ended June 30, 2023 decreased by $0.3 million as compared to the six months ended June 30, 2022, primarily as a result of decreases in Incyte revenue of $0.1 million and Other revenue of $0.2 million. The decrease in Incyte revenue is primarily the result of a decrease in cost reimbursements of $1.5 million and a decrease in upfront payment amortization of $0.1 million, partially offset by an increase in milestone revenue of $1.5 million. The decrease in Other revenue is primarily the result of a decrease in upfront payment amortization of $0.2 million. The change in exchange rates did not significantly impact collaboration revenue.

As of June 30, 2023, we have total deferred revenue of $53.4 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The original payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next three years. The original payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Research and development	$28.3	$31.1	$(2.8)	$63.2	$58.1	$5.1
General and administrative	16.1	12.7	3.4	31.4	24.4	7.0
Total operating expenses	$44.4	$43.8	$0.6	$94.6	$82.5	$12.1

Research and development expense for the three months ended June 30, 2023 decreased by $2.8 million as compared to the three months ended June 30, 2022, primarily as a result of decreases in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $3.8 million and a decrease in facilities costs of $0.5 million, partially offset by an increase in personnel related expenses including stock-based compensation of $1.6 million due to an increase in employee headcount.

Research and development expense for the six months ended June 30, 2023 increased by $5.1 million as compared to the six months ended June 30, 2022, primarily as a result of increases in personnel related expenses including stock-based compensation of $3.7 million, external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $1.5 million, consulting expenses of $0.6 million, consumables expenses of $0.3 million and travel costs of $0.2 million, partially offset by decreases in facilities costs of $0.8 million and partner expenses of $0.5 million.

General and administrative expense for the three months ended June 30, 2023 increased by $3.4 million as compared to the three months ended June 30, 2022, primarily as a result of increases in facilities costs including depreciation of $1.6 million, consulting costs of $1.2 million, intellectual property and license costs of $0.4 million, and travel expenses of $0.4 million, partially offset by a decrease in finance and human resources costs of $0.2 million.

General and administrative expense for the six months ended June 30, 2023 increased by $7.0 million as compared to the six months ended June 30, 2022, primarily as a result of increases in consulting costs of $3.6 million, facilities costs including depreciation of $2.7 million, travel costs of $0.5 million, personnel related expenses including stock-based compensation of $0.4 million due to an increase in employee headcount, and intellectual property and license costs of $0.3 million, partially offset by decreases in finance and human resources costs of $0.7 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Interest income, net	$2.8	$0.3	$2.5	$4.8	$0.4	$4.4
Foreign exchange gains (loss)	0.6	24.6	(24.0)	(4.9)	32.3	(37.2)
Other gains, net	—	0.6	(0.6)	—	1.1	(1.1)
Total other income (loss), net	$3.4	$25.5	$(22.1)	$(0.1)	$33.8	$(33.9)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments. Other gains for the three and six months ended June 30, 2023 decreased by $0.6 million and $1.1 million, respectively, as compared to the three and six months ended June 30, 2022 primarily due to decreases in gains associated with the derivative instrument recognized from the post-employment modification of our settlement agreement with a former executive which no longer existed as of March 31, 2023.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Current	$2.2	$0.3	$1.9	$2.1	$0.1	$2.0
Deferred	(0.7)	(0.2)	(0.5)	(1.0)	0.2	(1.2)
Total tax expense (benefit), net	$1.5	$0.1	$1.4	$1.1	$0.3	$0.8

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

Income tax expense increased for the three and six months ended June 30, 2023 increased by $1.4 million and $0.8 million, respectively, as compared to the three and six months ended June 30, 2022 primarily due to an increase in book income before tax and an increase in temporary differences due to the inclusion of Section 174 expenses due to the TCJA.

Net Loss

Net loss for the three and six months ended June 30, 2023 was $32.0 million and $71.8 million, respectively, compared to net loss for the three and six months ended June 30, 2022 of $5.7 million and $24.6 million respectfully. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2023, we had $311.5 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In May 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to sell from time to time up to $125.0 million of our common stock through an "at the market" offering program under which Jefferies acts as the sales agent. As of December 31, 2022, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,720,846 shares of our common stock resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million. During the three months ended June 30, 2023, we sold 3,272,280 shares of our common stock under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees.

Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, we delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement.

We are not subject to any termination penalties related to the termination of the Sales Agreement.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended June 30, 2023, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2023	2022	Change
	(In millions)
Net cash used in operating activities	$(78.3)	$(78.1)	$(0.2)
Net cash provided by (used in) investing activities	$(32.9)	$3.1	$(36.0)
Net cash provided by financing activities	$66.2	$49.1	$17.1

Net cash used in operating activities during the six months ended June 30, 2023 increased by $0.2 million as compared to the six months ended June 30, 2022, primarily as a result of increases in cash outflows related to operating expenses of $20.0 million, partially offset by increases in cash inflows from Other income of $19.6 million and cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $0.2 million.

Net cash used in investing activities during the six months ended June 30, 2023 increased by $36.0 million as compared to the six months ended June 30, 2022 primarily due to increases in purchases of marketable securities of $24.4 million and purchases of property and equipment of $0.8 million and decreases in maturities of marketable securities of $10.8 million.

Net cash provided by financing activities during the six months ended June 30, 2023 increased by $17.1 million as compared to the six months ended June 30, 2022 primarily due to higher proceeds received from the issuance of common stock under the Sales Agreement with Jefferies of $15.8 million, less $0.1 million increase in payments for offering costs, and increases in proceeds from stock options exercises of $1.4 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of June 30, 2023, marketable securities were $210.5 million. As of June 30, 2022, marketable securities were $178.9 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of June 30, 2023 or June 30, 2022.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended June 30, 2023, by approximately $4.9 million and increased our currency translation adjustment by approximately $42.2 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $71.8 million and $24.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $669.9 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the conflict between Russia and Ukraine and the ongoing impacts of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund our operations into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Over the quarter ended June 30, 2023 and to date, we have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, disruptions caused by the COVID-19 pandemic, or any other global health emergency, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is paused, suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the competent authorities of the European Economic Area (EEA) member states (the 27 EU member states plus Iceland, Liechtenstein and Norway) and the UK, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA competent authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

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

Undesirable side effects that may be caused by our antibody candidates, whether alone or in combination with other drugs, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities.

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

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of zenocutuzumab in combination with afatinib in patients having NRG1+ NSCLC and investigation of zenocutuzumab in combination with an androgen deprivation therapy (ADT) in patients with castration resistant prostate cancer, irrespective of NRG1+ status. We have observed certain adverse events from patients receiving the combination of zenocutuzumab in combination with an androgen deprivation therapy including diarrhea, decreased appetite, fatigue, stomatitis. Side effects associated with abiraterone include mineralocorticoid excess, adrenocortical insufficiency, and hepatotoxicity, and for enzalutamide include seizure, posterior reversible encephalopathy syndrome (PRES), hypersensitivity, ischemic heart disease, falls and fractures, embryo-fetal toxicity. Side effects associated with afatinib include diarrhea, bullous and exfoliative skin disorders, interstitial lung disease, hepatic toxicity, gastrointestinal perforation, keratitis, embryo-fetal toxicity. In 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with Keytruda as a potential front-line therapy for advanced HNSCC expressing PD-L1 (combined positive score (CPS) > 1). We have observed certain adverse events from patients receiving the combination of petosemtamab and Keytruda, including infusion related reactions, and asthenia. Common side effects with Keytruda when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with Tagrisso (osimertinib), a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on Tagrisso. We have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with Tagrisso, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, and treatment-related interstitial lung disease. In addition, Tagrisso has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with Keytruda in solid tumors. We have observed certain adverse events including fatigue, cough, pyrexia , constipation , decreased appetite , dyspnoea , nausea , dizziness and elevation of liver enzymes.

In each of our clinical trials and investigations of our antibody candidates in combination with approved therapies there may still be important facts about the safety, efficacy, and risk versus benefit that are not known to us at this time which may negatively impact our ability to develop and commercialize our antibody candidates as single agents or in combination with other agents. In this regard, we have in the past and may in the future observe serious side effects ranging from grade 1 to grade 5 across our clinical trials, including patient death, and we have in the past, and may in the future, institute additional precautionary safety measures such as dosing caps and delays, enhanced monitoring for side effects, and modified patient inclusion and exclusion criteria.

Additional and/or unexpected safety events or our failure to generate additional efficacy data in our clinical trials that support registration could significantly impact the value of antibody candidates to our business. Many companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in late-stage clinical trials or combination trials after achieving encouraging or positive results in early-stage development. We cannot be certain that we will not face similar setbacks in our ongoing or planned clinical trials. If we or our collaborators fail to produce positive results in our ongoing or planned clinical trials of our other product candidates, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business, financial condition, results of operations and growth prospects, would be materially adversely affected.

If results of our trials reveal a high and unacceptable severity and prevalence of adverse events or side effects, including those that may be new or unexpected, our trials or enrollment could be paused, suspended or terminated and the FDA, EEA competent authorities, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our antibody candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment, investigator engagement and commitment and perception of the clinical candidate or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our antibody candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions

(NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with CRPC in combinations with an ADT, and patients with NRG1+ NSCLC in combination with afatinib, we are enrolling up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 380 adult patients with solid tumors. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 360 adult patients with solid tumors. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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
•
for instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for a revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory exclusivity and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council. The proposals may be substantially revised before adoption, which is not anticipated before the end of 2024 or early 2025. The revisions may, however, have a significant impact on the biopharmaceutical industry and our business in the long term.

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

Fast Track designation by the FDA for zenocutuzumab and petosemtamab or potential future Fast Track designation of our other antibody candidates may not actually lead to a faster development or regulatory review or approval process.

We have been granted a Fast Track designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy and for petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody, and we may seek additional Fast Track designations for zenocutuzumab, petosemtamab or for our other antibody candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing therapeutic candidates that meet certain criteria. Specifically, new biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. With a Fast Track designation for an antibody candidate, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Obtaining a Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even though the FDA has granted such designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy and petosemtamab in the United States for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody, these designations may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that zenocutuzumab or any other antibody candidate that may be granted Fast Track designation will receive marketing approval in the United States.

Breakthrough Therapy designation by the FDA for zenocotuzumab and any potential future product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive FDA approval.

We have been granted a Breakthrough Therapy designation for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options and for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy, and we may seek additional Breakthrough Therapy designations for zenocutuzumab or for our other antibody candidates, or the comparable designations in foreign jurisdictions, where we believe the clinical data support such designations.

A "Breakthrough Therapy" is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met. Designation as a Breakthrough Therapy is within the discretion of the FDA.

Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA.

In addition, even if one or more of our product candidates qualify as Breakthrough Therapies and have received such designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation or otherwise determine that the time period for FDA review or approval will not be shortened.

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

We are also subject to EU/national laws on personal data export, as we may transfer personal data from the EU/EEA to other jurisdictions which are not considered by the European Commission to offer “adequate” protection of personal data. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. Case law from the Court of Justice of the European Union, or the CJEU, states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. Following a period of legal complexity and uncertainty regarding international personal data transfers, particularly to the United States, we expect the regulatory guidance and enforcement landscape to continue to develop, in relation to transfers to the United States and elsewhere. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner among jurisdictions in which we operate. We are likely to be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws both inside and outside the United States. Claims that we have violated individuals’ privacy rights or breached our contractual obligations regardless of merit and even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

If our collaboration and license agreement with Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with the Ono license agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Betta Pharma that permit us to supervise its development efforts for MCLA-129, for which it has development and product rights in China, we cannot guarantee that this clinical antibody candidate will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development or in a manner that does not detract from our development of MCLA-129 outside of China. Ono is currently clinically developing at least two antibody programs generated by us under a license agreement with Merus through use of our proprietary Biclonics® platform. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should the Betta Pharma collaboration or Ono license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

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

We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our antibody candidates for our clinical trials, and will rely on our existing and future collaborators to purchase from third-party suppliers the materials necessary to develop and produce our antibody candidates for future clinical trials and, upon approval, our products for commercialization. There are a limited number of suppliers for raw materials that we use to manufacture our antibody candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our antibody candidates for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of an antibody candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of an antibody candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our antibody candidates. If our manufacturers, collaborators or we are unable to purchase these raw materials after regulatory approval has been obtained for our antibody candidates, the commercial launch of our antibody candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our antibody candidates. Moreover, as a result of the COVID-19 pandemic, or any other global health emergency, third-party manufacturers have been and may in the future be affected, which could disrupt or delay their activities or ability to source materials and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our pre-clinical and clinical development activities.

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

Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, and malware (e.g., ransomware malicious software), fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21
10.1	Employment Agreement, dated June 14, 2023, by and between Merus US, Inc. and Gregory Perry	8-K	001-37773	10.1	6/15/2023
31.1

Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
31.2

Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

MERUS N.V.

Date: August 7, 2023	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)