Form 10-Q
period 2023-09-30
Merus N.V.
filed 2023-11-02
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 57,732,814 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the anticipated impact of the COVID-19 pandemic on our business and operations, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations and related timelines, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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
•
The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, EMA or other comparable foreign regulatory authorities.
•
The clinical trial and regulatory approval processes are lengthy, time consuming and inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•
Our antibody candidates may have serious adverse, undesirable or unacceptable side effects alone or in combinations being tested in clinical development, which may delay or prevent marketing approval. If such side effects are identified during the development of our antibody candidates or following approval, if any, we may need to abandon our development of such antibody candidates, the commercial profile of any approved label may be limited, or we may be subject to other significant negative consequences following marketing approval, if any.
•
We have never commercialized an antibody candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our products on our own or together with suitable future collaborators or partners.
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
•
The trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflicts in Europe and the Middle East and the ongoing impacts of the COVID-19 pandemic, which have and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition, our ability to raise capital and results of operations.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$241,868	$147,749
Marketable securities	146,702	142,480
Accounts receivable	3,434	4,051
Prepaid expenses and other current assets	12,828	12,163
Total current assets	404,832	306,443
Marketable securities	57,259	36,457
Property and equipment, net	12,176	12,222
Operating lease right-of-use assets	11,323	12,618
Intangible assets, net	1,771	1,950
Deferred tax assets	702	2,041
Other assets	4,123	4,811
Total assets	$492,186	$376,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,843	$9,834
Accrued expenses and other liabilities	35,712	35,590
Income taxes payable	137	2,400
Current portion of lease obligation	1,607	1,684
Current portion of deferred revenue	23,019	29,418
Total current liabilities	64,318	78,926
Lease obligation	10,506	11,790
Deferred revenue, net of current portion	23,974	38,771
Total liabilities	98,798	129,487
Commitments and contingencies - Note 6
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized at September 30, 2023 and December 31, 2022; 57,729,180 and 46,310,589 shares issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	5,874	4,751
Additional paid-in capital	1,117,855	870,874
Accumulated other comprehensive income	(37,433)	(30,448)
Accumulated deficit	(692,908)	(598,122)
Total stockholders’ equity	393,388	247,055
Total liabilities and stockholders’ equity	$492,186	$376,542

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$11,033	$6,581	$35,008	$30,920
Total revenue	11,033	6,581	35,008	30,920
Operating expenses:
Research and development	36,810	42,307	99,973	100,378
General and administrative	12,591	12,469	44,040	36,917
Total operating expenses	49,401	54,776	144,013	137,295
Operating loss	(38,368)	(48,195)	(109,005)	(106,375)
Other income, net:
Interest income, net	4,522	866	9,312	1,288
Foreign exchange gains (loss)	11,952	23,041	7,062	55,378
Other gains, net	—	—	—	1,059
Total other income (loss), net	16,474	23,907	16,374	57,725

Net loss before income taxes	(21,894)	(24,288)	(92,631)	(48,650)
Income tax expense	1,118	327	2,155	572
Net loss	$(23,012)	$(24,615)	$(94,786)	$(49,222)
Other comprehensive loss:
Currency translation adjustment	(10,722)	(19,475)	(6,985)	(45,444)
Comprehensive loss	$(33,734)	$(44,090)	$(101,771)	$(94,666)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.43)	$(0.53)	$(1.91)	$(1.11)
Weighted-average common shares outstanding: Basic and diluted	53,869,762	46,056,719	49,532,722	44,451,997

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,786)	$(49,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,752	778
Amortization of intangible assets	170	195
Foreign exchange gain	(3,548)	(68,654)
Stock-based compensation expense	19,518	18,521
Amortization (accretion) of discount on investments	(3,899)	243
Deferred tax expense (benefit)	1,340	(19)
Changes in operating assets and liabilities:
Accounts receivable	602	3,031
Operating lease right-of-use assets and lease obligations	(62)	846
Prepaid expenses and other current assets	(14)	(8,987)
Accounts payable	(4,482)	(9,067)
Accrued expenses and other liabilities	(1,273)	12,514
Deferred revenue	(21,177)	(19,566)
Net cash used in operating activities	(105,859)	(119,387)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(204,087)	(170,692)
Proceeds from maturities of marketable securities	183,192	178,169
Purchases of property and equipment	(4,008)	(5,531)
Net cash provided by (used in) investing activities	(24,903)	1,946
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	225,945	57,972
Payments of offering costs	(443)	(231)
Proceeds from stock options exercised	3,084	1,213
Net cash provided by financing activities	228,586	58,954
Foreign exchange impact on cash, cash equivalents and restricted cash	(3,648)	8,866
Net increase (decrease) in cash, cash equivalents and restricted cash	94,176	(49,621)
Cash, cash equivalents, and restricted cash, beginning of period	148,439	241,749
Cash, cash equivalents, and restricted cash, end of period	$242,615	$192,128
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$11,493
Income taxes paid	$3,103	$—
Non-cash purchases of property, equipment and intangibles	$—	$2
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$241,868	$190,980
Restricted cash included in non-current other assets	747	1,148
	$242,615	$192,128

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Exercise of stock options and vesting of restricted stock units	82,273	8	871	—	—	879
Stock-based compensation	—	—	5,334	—	—	5,334
Currency translation adjustment	—	—	—	—	(6,048)	(6,048)
Net loss	—	—	—	(18,893)	—	(18,893)
Balance at March 31, 2022	43,549,325	$4,489	$794,074	$(485,821)	$(15,269)	$297,473
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,298,906	$220	$47,705	$—	$—	47,925
Exercise of stock options and vesting of restricted stock units	18,589	2	182	—	—	184
Stock-based compensation	—	—	6,662	—	—	6,662
Currency translation adjustment	—	—	—	—	(19,921)	(19,921)
Net loss	—	—	—	(5,714)	—	(5,714)
Balance at June 30, 2022	45,866,820	$4,711	$848,623	$(491,535)	$(35,190)	$326,609
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	421,940	$38	$9,545	$—	$—	9,583
Exercise of stock options and vesting of restricted stock units	14,117	1	149	—	—	150
Stock-based compensation	—	—	6,525	—	—	6,525
Currency translation adjustment	—	—	—	—	(19,475)	(19,475)
Net loss	—	—	—	(24,615)	—	(24,615)
Balance at September 30, 2022	46,302,877	$4,750	$864,842	$(516,150)	$(54,665)	$298,777

Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of stock options and vesting of restricted stock units	30,592	3	214			217
Stock-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	3,272,280	322	63,397	—	—	63,719
Exercise of stock options and vesting of restricted stock units	240,198	23	2,225	—	—	2,248
Stock-based compensation	—	—	6,453	—	—	6,453
Currency translation adjustment	—	—	—	—	(505)	(505)
Net loss	—	—	—	(32,033)	—	(32,033)
Balance at June 30, 2023	49,853,659	$5,099	$948,913	$(669,896)	$(26,711)	$257,405
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	7,840,909	771	161,012	—	—	161,783
Exercise of stock options and vesting of restricted stock units	34,612	4	615	—	—	619
Stock-based compensation	—	—	7,315	—	—	7,315
Currency translation adjustment	—	—	—	—	(10,722)	(10,722)
Net loss	—	—	—	(23,012)	—	(23,012)
Balance at September 30, 2023	57,729,180	$5,874	$1,117,855	$(692,908)	$(37,433)	$393,388

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

Since inception, the Company has generated an accumulated deficit of $692.9 million as of September 30, 2023. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2023.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2023 and 2022 are referred to as the third quarter of 2023 and 2022, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2023, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2023	December 31, 2022
	(in thousands)
Money market funds	$20,499	$18,404
Corporate paper and notes	134,511	126,102
U.S. government agency securities	52,669	34,364
U.S. treasuries	21,482	18,471
Total	$229,161	$197,341

Fair value of debt securities	$228,314	$196,345

	September 30, 2023	December 31, 2022
	(in thousands)
Cash equivalents	$25,200	$18,404
Current marketable securities	146,702	142,480
Non-current marketable securities	57,259	36,457
Total	$229,161	$197,341

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Prepaid research and development expenses	$4,296	$6,372
Prepaid general and administrative expenses	5,960	2,940
Interest receivable	1,173	647
Other	1,399	2,204
Total	$12,828	$12,163

Accrued expenses and other liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued research and development expenses	$27,760	$26,159
Accrued personnel costs	5,145	5,778
Accrued general and administrative expenses	2,734	3,615
Other	73	38
Total	$35,712	$35,590

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
U.S. federal	$(871)	$370	$580	$420
U.S. state	(366)	152	235	171
Total current income tax benefit	$(1,237)	$522	$815	$591

U.S. federal	$1,665	$(137)	$947	$(13)
U.S. state	690	(58)	393	(6)
Total deferred income tax expense (benefit)	$2,355	$(195)	$1,340	$(19)

Total income tax expense (benefit)	$1,118	$327	$2,155	$572

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

6. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various claims and legal proceedings relating to or arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

On August 19, 2022, Kymab Limited, a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision finding the claims as granted in the '190 patent mostly fulfills the requirements of Art. 123(2) and Art. 76(1), that the opponent has failed to provide serious doubts substantiated by verifiable facts in support of an allegation that the '190 patent claims lack sufficiency of disclosure under Art. 100(b) and Art. 83, and that further issues of claim construction, novelty and inventive step are to be discussed during the oral proceedings. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. During the three months ended June 30, 2023, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no changes in the Company’s lease arrangements for the three months ended September 30, 2023.

The components of lease expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Lease cost
Operating lease cost	$517	$701	$1,743	$1,816
Variable lease cost	53	83	137	282
Total lease cost included in operating expenses	$570	$784	$1,880	$2,098
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$544	$733	$1,828	$1,881

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. The program timeline is expected to extend beyond the original research term. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly would be required to extend the research term to 2025, subject to its discretion. Lilly exercised the first six month extension in October 2023. The program timeline is expected to extend beyond this first extension, and such an extension into 2025 would result in a fee of $0.5 million. As a result of the program substitution in 2022, the Company increased the transaction price for one of the programs by $0.5 million during the year ended December 31, 2022.

As of September 30, 2023, research activities were on-going, and no milestones have been achieved.

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

During the three months ended September 30, 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase 1 study with respect to a novel target pair program and a $1.0 million milestone from Incyte related to candidate nomination. During the nine months ended September 30, 2023, the Company has recognized $6.0 million in milestones from Incyte.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three months or nine months ended September 30, 2023.

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

	Incyte	Lilly	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2023	$—	$—	$1,068	$1,068
Billings	10,779	3,497	68	14,344
Cash receipts	(9,779)	(3,497)	(1,142)	(14,418)
Adjustments	—	—	—	—
Foreign exchange	—	—	6	6
Balance at September 30, 2023	$1,000	$—	$—	$1,000

Unbilled receivables
Balance at January 1, 2023	$1,987	$808	$189	$2,984
Accrued receivables	10,152	3,541	—	13,693
Billings	(10,779)	(3,497)	—	(14,276)
Adjustments	44	(7)	—	37
Foreign exchange	—	—	(4)	(4)
Balance at September 30, 2023	$1,404	$845	$185	$2,434

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2023	$52,059	$16,130	$—	$68,189
Additions to contract consideration	—	—	—	—
Revenue recognized in the period	(12,912)	(8,270)	—	(21,182)
Foreign exchange	(68)	54	—	(14)
Balance at September 30, 2023	39,079	7,914	—	46,993
Less: current portion	(16,882)	(6,137)	—	(23,019)
Non-current balance at September 30, 2023	$22,197	$1,777	$—	$23,974

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended September 30, 2023
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,371	$789	$—	$5,160
Reimbursement revenue	1,547	847	—	2,394
Milestones	3,479	—	—	3,479
Other	—	—	—	—
Total collaboration revenue	$9,397	$1,636	$—	$11,033
Operating expenses:
Research and development expense	$—	$—	$—	$—
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,371	$789	$—	$5,160

	Three Months Ended September 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$4,045	$(551)	$—	$3,494
Reimbursement revenue	2,300	787	—	3,087
Milestones	—	—	—	—
Other	—	—	—	—
Total collaboration revenue	$6,345	$236	$—	$6,581
Operating expenses:
Research and development expense	$162	$—	$—	$162
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$162	$—	$—	$162
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,045	$(551)	$—	$3,494

	Nine Months Ended September 30, 2023
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$12,912	$8,270	$—	$21,182
Reimbursement revenue	4,248	3,543	—	7,791
Milestones	5,980	—	—	5,980
Other	—	—	55	55
Total collaboration revenue	$23,140	$11,813	$55	$35,008
Operating expenses:
Research and development expense	$24	$—	$—	$24
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,912	$8,270	$—	$21,182

	Nine Months Ended September 30, 2022
	(In thousands)
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments	$12,677	$7,634	$222	$20,533
Reimbursement revenue	6,514	2,823	—	9,337
Milestones	1,000	—	—	1,000
Other	—	—	50	50
Total collaboration revenue	$20,191	$10,457	$272	$30,920
Operating expenses:
Research and development expense	$712	$—	$—	$712
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$712	$—	$—	$712
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,677	$7,634	$222	$20,533

9. Common Stock

Share Issuances

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell from time to time up to $125.0 million of the Company’s common stock through an “at the market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common stock resulting in gross proceeds of $59.5 million, before deducting sales agent fees of $1.7 million.

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

On August 9, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Guggenheim Securities, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of

6,818,182 common shares of the Company, nominal value €0.09 per share, at a public offering price of $22.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-255903), which became effective upon filing on May 7, 2021, and a prospectus supplement thereunder. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,022,727 common shares at the public offering price, less underwriting discounts and commissions. On August 10, 2023, the Underwriters exercised this option in full. The offering closed on August 14, 2023, and the Company received net proceeds of $162.2 million, after deducting underwriting discounts and fees.

10. Employee Benefits

Stock-Based Compensation

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Research and development	$2,959	$2,690	$8,859	$8,025
General and administrative	4,356	3,835	10,659	10,496
Total	$7,315	$6,525	$19,518	$18,521

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $11.67 per option for the 2,625,427 options granted during the nine months ended September 30, 2023. The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2023.

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

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement and a Consulting Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. In July 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Consulting Agreement, extending Mr. Throsby’s consulting services period to February 28, 2022, extending the post-termination period of his outstanding options to May 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations for the three months ended March 31, 2022. The Company did not recognize any further gains or expenses during the three months ended September 30, 2023 and the Company does not expect to incur any further expenses as Mr. Throsby's option to exercise expired in May 2022.

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

Funding Our Operations

We are a clinical-stage company and have not generated any revenue from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidate. In addition, if we obtain regulatory approval for any of our antibody candidates, if appropriate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and compliance.

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability including the ongoing geopolitical conflicts in Europe and the Middle East and the residual impact of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Impact of COVD-19 pandemic” below and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $445.8 million as of September 30, 2023 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Granted Breakthrough Therapy Designations (BTD) for both NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer; the eNRGy trial of Zeno monotherapy in NRG1+ cancer and a phase 2 trial of Zeno in combination with androgen deprivation therapy (ADT) in castration resistant prostate cancer (CRPC) continues; as well as in combination with afatinib in NRG1+ non-small cell lung cancer (NSCLC).

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

We presented a clinical update on Zeno in NRG1+ cancer in the Phase 1/2 eNRGy trial and Early Access Program (EAP) at the European Society for Medical Oncology (ESMO) 2023 held in Madrid, Spain on October 20-24, 2023. The presentations consisted of a mini-oral lecture titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody, in advanced NRG1 fusion-positive (NRG1+) non-small cell lung cancer (NSCLC) and a poster presentation titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody in advanced NRG1 fusion-positive (NRG1+) pancreatic ductal adenocarcinoma (PDAC).

Observations in the NRG1+ NSCLC presentation include:

As of July 31, 2023 data cutoff date, 105 patients with NRG1+ NSCLC were treated with Zeno. 86 patients were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and 78 patients who met the criteria for the primary analysis population. Patients who were excluded from the efficacy include two who discontinued early for reasons not related to progressive disease; two patients that received a prior anti-HER3 inhibitor; two patients with other genetic driver mutations; one patient with concomitant anti-cancer medication use; and one patient with baseline scan > 5 weeks before first dose; and a patient with non-measurable disease. As of the data cutoff date, interim results from the primary analysis population (n=78) included:

•
37.2% (29/78; 95% Cl: 26.5-48.9) overall response rate (ORR) per RECIST (Response Evaluation Criteria in Solid Tumors) v1.1 by investigator assessment;
•
61.5% (95% CI: 49.8 - 72.3) clinical benefit rate (CBR); and
•
14.9 months median duration of response (DOR) and 20 patients were continuing treatment as of the data cutoff date.

Observations in the NRG1+ PDAC presentation include:

As of July 31, 2023 data cutoff date, 44 patients with NRG1+ PDAC were treated with Zeno. 38 patients with measurable disease were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and 33 patients met the criteria for the primary analysis population. Patients who were excluded from the efficacy population include two patients with other genetic driver mutations; one patient with prior anti-HER3 therapy; one patient with a nonfunctional NRG1 fusion; and one patient with a baseline scan > 5 weeks before the first dose. As of the data cutoff date, interim results from the primary analysis population (n=33) included:

•
42.4% (95% CI, 25.5–60.8) ORR per RECIST v1.1 by investigator assessment; 1 (3%) patient achieved a complete response, and 13 (39%) patients achieved a partial response;
•
72.7% (95% CI, 54-87) CBR;
•
82% of patients exhibited tumor reduction;
•
Of 27 patients evaluable for CA 19-9 levels, 21 (78%) showed a ≥ 50% decrease in CA 19-9 values from baseline;

•
Median DOR was 9.1 months (95% CI, 5.5–12.0); and
•
6 patients (18%) were continuing treatment as of the data cutoff date.

Safety findings from both presentations: Zeno was generally well tolerated among the 189 NRG1+ cancer patients who were treated with 750 mg Q2W monotherapy, with only 6% of patients experiencing related grade 3-4 toxicities.

We expect we will have sufficient clinical data in the first half of 2024 to support potential Biologics License Application submissions in both NRG1+ NSCLC and NRG1+ PDAC.

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

We are further evaluating the combination of Zeno with afatinib for patients with NRG1+ NSCLC.

Zeno in combination with ADT in CRPC

We are also evaluating Zeno in combination with an androgen deprivation therapy (ADT) (enzalutamide or abiraterone) in CRPC, irrespective of NRG1+ status. As of a data cutoff date of September 12, 2023, 10 patients have been treated ranging in age from 55-86 years, with a median of three lines of prior therapy, and a median of 16.4 weeks of Zeno exposure, with three patients remaining on treatment as of the data cutoff date. The combination of Zeno and ADT was generally well tolerated with no treatment related AEs of grade 3 or higher. The range of maximum PSA change from baseline was +300% to -35%. Seven patients discontinued for disease progression. Three patients remained on treatment as of the cutoff date and continue to be followed for efficacy and safety. The best overall response by PCWG3-modified RECIST v1.1 by CT and/or bone scan in 9 evaluable patients at the time of data cutoff is stable disease in 7 patients and progressive disease in 2 patients. One patient was excluded from the efficacy population due to less than two cycles of Zeno treatment.

We plan to continue monitoring these patients and evaluating these data to determine potential further exploration of this indication. We are also conducting ongoing translational work on potential biomarkers outside of NRG1+ tumors, in CRPC and beyond which may support development opportunities for Zeno in additional areas of unmet need.

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

Enrollment is also ongoing in a cohort of petosemtamab in combination with Keytruda with untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population. We believe initial safety data from this single arm cohort may support the initiation of a first-line registration trial with this combination. We plan to report initial interim clinical data from this cohort in the first half of 2024. Among the initial patients dosed in the front-line combination, the safety profile has been observed to be generally well tolerated.

We are currently enrolling up to approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval. We plan to report interim clinical data from the 2L/3L cohort in monotherapy, including the dose evaluation cohort in 2024.

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

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Enrollment continues in the expansion cohorts in the Phase 1/2 trial; clinical update planned for ESMO Asia 2023

MCLA-129 is in clinical development in a Phase 1/2, open-label clinical trial evaluating patients with MCLA-129 monotherapy in MetEx14 non-small cell lung cancer (NSCLC), and in head and neck squamous cell carcinoma (HNSCC), as well as in combination with Tagrisso (osimertinib) a third generation EGFR TKI in treatment naïve EGFR mutant (m) NSCLC and in patients with EGFR m NSCLC that have progressed on Tagrisso.

We have discontinued the cohort exploring MCLA-129 monotherapy in NSCLC with EGFR exon20 mutation due to the competition in this niche market.

We announced the acceptance of abstracts reporting interim results from treatment of MCLA-129 in patients with HNSCC, as well as in combination with osimertinib in treatment naïve EGFR m NSCLC and in patients with EGFR m NSCLC that have progressed on Tagrisso for presentation at the European Society for Medical Oncology Congress (ESMO) Asia Congress 2023 taking place in Singapore December 1-3, 2023. We further plan to provide a clinical development strategy update in the second half of 2023.

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

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

The Phase 1 trial continues in combination with Keytruda (pembrolizumab), a PD-1 inhibitor

MCLA-145 is in clinical development in a global, Phase 1, open-label, clinical trial evaluating MCLA-145 in patients with solid tumors, evaluating the combination of MCLA-145 with Keytruda.

Impact of COVID-19 Pandemic

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and may affect our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets. The COVID-19 pandemic and related precautions continue to have certain direct or indirect impacts on our clinical trials, including enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials. We have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic during the third quarter ended September 30, 2023, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or contract research organization (CRO). We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could impact our business, pre-clinical studies and clinical trials. We continue to monitor and assess potential impact of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

At this time, there remains uncertainty caused by the COVID-19 pandemic and impact of related responses. The future impact of COVID-19 on our business and clinical trials will largely depend on future developments, which are uncertain and cannot be predicted with confidence. See “Risk Factors—Risks Related to Our Business and Industry—The COVID 19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Incyte	$9.4	$6.4	$3.0	$23.1	$20.2	$2.9
Lilly	1.6	0.2	1.4	11.8	10.4	1.4
Other	—	—	—	0.1	0.3	(0.2)
Total revenue	$11.0	$6.6	$4.4	$35.0	$30.9	$4.1

Collaboration revenue for the three months ended September 30, 2023 increased by $4.4 million as compared to the three months ended September 30, 2022, primarily as a result of increases in Incyte revenue of $3.0 million and Lilly revenue of $1.4 million. The increase in Incyte revenue is primarily the result of an increase in milestone revenue of $3.5 million and an increase in upfront payment amortization of $0.3 million due to changes in foreign exchange rates, partially offset by a decrease in cost reimbursements of $0.8 million. The increase in Lilly revenue is primarily the result of an increase in upfront payment amortization of $1.3 million and an increase in cost reimbursements of $0.1 million. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the nine months ended September 30, 2023 increased by $4.1 million as compared to the nine months ended September 30, 2022, primarily as a result of increases in Incyte revenue of $2.9 million and Lilly revenue of $1.4 million, partially offset by a decrease in Other revenue of $0.2 million. The increase in Incyte revenue is primarily the result of an increase in milestone revenue of $5.0 million and an increase in upfront payment amortization of $0.2 million, partially offset by a decrease in cost reimbursements of $2.3 million. The increase in Lilly revenue is primarily the result of an increase in cost reimbursements of $0.7 million and an increase in upfront payment amortization of $0.7 million. The decrease in Other revenue is primarily the result of a decrease in upfront payment amortization of $0.2 million. The change in exchange rates did not significantly impact collaboration revenue.

As of September 30, 2023, we had total deferred revenue of $47.0 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The original payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next three years. The original payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Research and development	$36.8	$42.3	$(5.5)	$100.0	$100.4	$(0.4)
General and administrative	12.6	12.5	0.1	44.0	36.9	7.1
Total operating expenses	$49.4	$54.8	$(5.4)	$144.0	$137.3	$6.7

Research and development expense for the three months ended September 30, 2023 decreased by $5.5 million as compared to the three months ended September 30, 2022, primarily as a result of decreases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $9.2 million and a decrease in partner expenses of $0.2 million, partially offset by an increase in facilities expense of $2.0 million, in personnel related expenses including stock-based compensation of $1.5 million due to an increase in employee headcount, and an increase in consulting expenses of $0.5 million.

Research and development expense for the nine months ended September 30, 2023 decreased by $0.4 million as compared to the nine months ended September 30, 2022, primarily as a result of decreases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $7.7 million and partner expenses of $0.7 million, partially offset by increases in personnel related expenses including stock-based compensation of $5.2 million due to an increase in employee headcount, consulting expenses of $1.2 million, facilities expenses of $1.2 million, travel expenses of $0.3 million, and consumables expenses of $0.2 million.

General and administrative expense for the three months ended September 30, 2023 increased by $0.1 million as compared to the three months ended September 30, 2022, primarily as a result of increases in consulting expenses of $0.7 million, personnel related expenses including stock-based compensation of $0.5 million due to an increase in employee headcount, intellectual property and license expenses of $0.3 million, legal expenses of $0.2 million, and finance and human resources expenses of $0.2 million, partially offset by decreases in facilities and depreciation expense of $1.8 million.

General and administrative expense for the nine months ended September 30, 2023 increased by $7.1 million as compared to the nine months ended September 30, 2022, primarily as a result of increases in consulting expenses of $4.4 million, facilities expenses including depreciation of $0.9 million, personnel related expenses including stock-based compensation of $0.9 million due to an increase in employee headcount, intellectual property and license expenses of $0.7 million, travel expenses of $0.4 million, and legal expenses of $0.3 million, partially offset by decreases in finance and human resources costs of $0.5 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Interest income, net	$4.5	$0.9	$3.6	$9.3	$1.3	$8.0
Foreign exchange gains (loss)	12.0	23.0	(11.0)	7.1	55.4	(48.3)
Other gains, net	—	—	—	—	1.1	(1.1)
Total other income (loss), net	$16.5	$23.9	$(7.4)	$16.4	$57.8	$(41.4)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments. Other gains for the nine months ended September 30, 2023 decreased by $1.1 million as compared to the nine months ended September 30, 2022 primarily due to decreases in gains associated with the derivative instrument recognized from the post-employment modification of our settlement agreement with a former executive which no longer existed as of March 31, 2023.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(In millions)			(In millions)
Current	$(1.2)	$0.5	$(1.7)	$0.9	$0.6	$0.3
Deferred	2.3	(0.2)	2.5	1.3	—	1.3
Total tax expense (benefit), net	$1.1	$0.3	$0.8	$2.2	$0.6	$1.6

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

Income tax expense for the three and nine months ended September 30, 2023 increased by $0.8 million and $1.6 million, respectively, as compared to the three and nine months ended September 30, 2022 primarily due to an increase in book income before tax and an increase in temporary differences primarily related to increases in the bonus accrual.

Net Loss

Net loss for the three and nine months ended September 30, 2023 was $23.0 million and $94.8 million, respectively, compared to net loss for the three and nine months ended September 30, 2022 of $24.6 million and $49.2 million respectfully. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2023, we had $445.8 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

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

On August 9, 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies, BofA Securities, Inc., Guggenheim Securities, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by us in a public offering of 6,818,182 common shares of the Company, nominal value €0.09 per share, at a public offering price of $22.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-255903), which became effective upon filing on May 7, 2021, and a prospectus supplement thereunder. Under the terms of the Underwriting Agreement, we also granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,022,727 common shares at the public offering price, less underwriting discounts and commissions. On August 10, 2023, the Underwriters exercised this option in full. The offering closed on August 14, 2023, and we received net proceeds of $162.2 million, after deducting underwriting discounts and fees.

Funding Requirements

Our primary uses of capital are clinical trial costs, chemistry, manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the global instability and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve globally. See “Impact of COVID-19 Pandemic” above and “Risk Factors—Risks Related to Our Business and Industry—The COVID-19 pandemic has and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition and results of operations” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic and global instability on our business.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended September 30, 2023, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2023	2022	Change
	(In millions)
Net cash used in operating activities	$(105.9)	$(119.4)	$13.5
Net cash provided by (used in) investing activities	$(24.9)	$1.9	$(26.8)
Net cash provided by financing activities	$228.6	$59.0	$169.6

Net cash used in operating activities during the nine months ended September 30, 2023 decreased by $13.5 million as compared to the nine months ended September 30, 2022, primarily as a result of increases in cash inflows from Other income of $19.6 million, partially offset by increases in cash outflows related to operating expenses of $6.1 million.

Net cash used in investing activities during the nine months ended September 30, 2023 increased by $26.8 million as compared to the nine months ended September 30, 2022 primarily due to increases in purchases of marketable securities of $33.4 million, partially offset by an increase in maturities of marketable securities of $5.1 million and a decrease in purchases of property and equipment of $1.5 million.

Net cash provided by financing activities during the nine months ended September 30, 2023 increased by $169.6 million as compared to the nine months ended September 30, 2022 primarily due to higher proceeds received from the issuance of common stock under the August 2023 Underwriting Agreement of $162.2 million and the May 2023 Sales Agreement with Jefferies of $63.8 million compared to the 2022 proceeds received from the issuance of common stock under the Sales Agreement with Jefferies of $57.9 million, less $0.3 million increase in payments for offering costs, and increases in proceeds from stock option exercises of $1.8 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of September 30, 2023, marketable securities were $204.0 million. As of September 30, 2022, marketable securities were $181.9 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of September 30, 2023 or September 30, 2022.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended September 30, 2023, by approximately $3.9 million and increased our currency translation adjustment by approximately $61.2 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $94.8 million and $49.2 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $692.9 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, investigating the treatment of solid tumors that are NRG1+ in monotherapy, our ongoing Phase 2 clinical trial investigating the treatment of CRPC (castration resistant prostate cancer) with zenocutuzumab in combination with an ADT, and investigating the treatment of NRG1+ NSCLC with zenocutuzumab in combination with afatinib;
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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, if we obtain regulatory approval for any of our antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the ongoing conflicts in Europe and the Middle East and the ongoing impacts of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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
•
the extent to which we can realize planned cost efficiencies;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflict in Europe and the Middle East and continuing impact, if any, of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our business may become subject to economic, political, regulatory and other risks associated with international operations.

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
•
compliance with international privacy regulations, including the European Union General Data Protection Regulation (GDPR) and United Kingdom General Data Protection Regulation (UK GDPR);
•
negative consequences from the United Kingdom’s withdrawal from the EU, and its potential impact on supply-chain and our personnel;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
difficulties associated with staffing and managing international operations, including differing labor relations;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war, riots and terrorism, as well as the ongoing conflict in Europe and Middle East, or natural disasters including earthquakes, typhoons, floods, fires, epidemics or public health emergencies and U.S. or non-U.S. governmental actions or restrictions related thereto.

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

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. However, on February 27, 2023, the UK Government and the European Commission reached political consensus on the “Windsor Framework,” which will revise the Northern Ireland protocol. Under the proposed changes, Northern Ireland would be reintegrated under the regulatory authority of the UK regulator with respect to medicinal products. The implementation of the Windsor Framework will occur in various stages, with new arrangements relating to the supply of medicines into Northern Ireland due to take effect in 2025. There could be additional uncertainty and risk around what these changes will mean for any of our business operations in the UK.

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

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and may affect our employees, communities, clinical trial sites and business operations, as well as the U.S. and Dutch economies and international financial markets. The COVID-19 pandemic and related precautions continue to have certain direct or indirect impacts on our clinical trials, including enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. As a result of the COVID-19 pandemic, we may experience further disruptions that could impact our business, pre-clinical studies and clinical trials. We continue to monitor and assess potential impact of the COVID-19 pandemic.

As a result of the COVID-19 pandemic, certain of our CROs and third-party suppliers, as well as collaborators in the U.S. and China that are developing or collaborating with us to develop certain of our pre-clinical and clinical-stage antibody candidates have been affected. As a result of such impact, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture, or difficulties or delays associated with testing of our pre-clinical antibody candidates associated with our collaborations with Incyte and Eli Lilly, which may delay or prevent their potential clinical development. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

With respect to our clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. Over the quarter ended September 30, 2023 and to date, we have observed a low impact on clinical trial enrollment and operations, and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic, with adjustments made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data. We may further experience shortages of reagents or supplies necessary for certain clinical trial activities as a result of disruptions caused by COVID-19 associated supply chain issues. The extent of the impact to our overall clinical development timeline is uncertain at this time and we continue to monitor this impact on a regular basis. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are uncertain and cannot be predicted with confidence. Such factors include but are not limited to the spread and potential resurgence of the disease, and global responses to such a resurgence.

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

In addition, disruptions caused by the COVID-19 pandemic, or any other global health emergency, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, reporting on or completing our planned and ongoing clinical trials. We could encounter delays if a clinical trial is paused, suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Review Committee or Data Safety Monitoring Board for such trial or by the FDA, the competent authorities of the European Economic Area (EEA) countries (the 27 EU member states plus Iceland, Liechtenstein and Norway) and the UK, or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EEA competent authorities or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our antibody candidates, the commercial prospects of our antibody candidates will be harmed, and our ability to generate product revenues from any of these antibody candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our antibody candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our antibody candidates and impair our ability to commercialize our antibody candidates, if approved, and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our antibody candidates.

Clinical trials must be conducted in accordance with the FDA, EEA countries, and other applicable regulatory authorities’ legal requirements, other regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our antibody candidates produced under current good manufacturing practice (cGMP), or similar foreign requirements and other regulations. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our collaborators and on medical institutions and CROs to conduct our clinical trials in compliance with good clinical practice (GCP) requirements. To the extent our collaborators or the CROs fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, program delays or both, which may harm our business. In addition, clinical trials that are conducted in countries outside the EEA and the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-EEA and non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the EEA competent authorities, and may use different standards of diagnosis, screening and medical care.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations are aligned with the CTR. A decision by the UK Government not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. Once the changes brought by the Windsor Framework implemented, this may have further impact on the application of the CTR in Northern Ireland.

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

In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab in October 2023, at the European Society for Medical Oncology (ESMO) Congress 2023, with a safety cut-off date of July 31, 2023. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab in April 2023 at AACR, with a safety data cutoff date of February 1, 2023, and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with an initial safety update provided for MCLA-129 in October 2022 at the 34th EORTC/NCI/AACR Symposium on Molecular Targets and Cancer Therapeutics, with a data cutoff date of August 15, 2022. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of zenocutuzumab in combination with afatinib in patients having NRG1+ NSCLC and investigation of zenocutuzumab in combination with an androgen deprivation therapy (ADT) in patients with castration resistant prostate cancer, irrespective of NRG1+ status. We have observed certain adverse events from patients receiving the combination of zenocutuzumab in combination with an androgen deprivation therapy including diarrhea, decreased appetite, fatigue, stomatitis. Side effects associated with abiraterone include mineralocorticoid excess, adrenocortical insufficiency, and hepatotoxicity, and for enzalutamide include seizure, posterior reversible encephalopathy syndrome (PRES), hypersensitivity, ischemic heart disease, falls and fractures, embryo-fetal toxicity. Side effects associated with afatinib include diarrhea, bullous and exfoliative skin disorders, interstitial lung disease, hepatic toxicity, gastrointestinal perforation, keratitis, embryo-fetal toxicity. In 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with Keytruda as a potential front-line therapy for advanced HNSCC expressing PD-L1 (combined positive score (CPS) > 1). We have observed certain adverse events from patients receiving the combination of petosemtamab and Keytruda, including infusion related reactions, and asthenia. Common side effects with Keytruda when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with Tagrisso (osimertinib), a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on Tagrisso. We have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with Tagrisso, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, and treatment-related interstitial lung disease. In addition, Tagrisso has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with Keytruda in solid tumors. We have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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

Breakthrough Therapy designations by the FDA for zenocutuzumab and any potential future product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive FDA approval.

We have been granted a Breakthrough Therapy designations for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options and for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy, and we may seek additional Breakthrough Therapy designations for zenocutuzumab or for our other antibody candidates, or the comparable designations in foreign jurisdictions, where we believe the clinical data support such designations.

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

We may attempt to secure approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional pre-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We plan to seek for zenocutuzumab and may in the future for other clinical candidates seek accelerated approval our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a product candidate over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, among other things, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug's average manufacturer price, beginning January 1, 2024. Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746) (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA countries, regulations are directly applicable, i.e., without the need for adoption of EEA countries laws implementing them, in all EEA countries and are intended to eliminate current differences in the regulation of medical devices among EEA countries. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. The European Parliament and Council adopted the proposed regulation on December 15, 2021. Therefore, the IVDR has applied since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our and our collaborators’ clinical trial programs and research collaborations outside the U.S. may implicate international data protection laws, including, in the Europe Economic Area (EEA), the GDPR, UK GDPR and local laws further implementing or supplementing the GDPR. The GDPR imposes more stringent operational requirements for processors and controllers of personal data including requirements for such companies to be able to ensure and be able to demonstrate compliance with the GDPR. If our or our collaborators’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a non-compliance can lead to compensation claims by affected individuals, negative publicity and a potential loss of business.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (DPF), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

Further, following the withdrawal of the UK from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, with each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, and malware (e.g., ransomware malicious software), fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2022, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2022. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, “excess distributions” (as such term is defined in the United States Internal Revenue Code of 1986, as amended (the U.S. Tax Code)) to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our common shares would be taxed in potentially unfavorable ways. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the 20% maximum rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply, and gains on the sale of our shares would be treated in the same way as excess distributions. In addition, the U.S. Holder would be subject to detailed reporting obligations. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Further, we cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares, including the potential availability and advisability of an election to treat us as a qualified electing fund or a mark-to-market election. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

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

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any) as such term is defined in the U.S. Tax Code. A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether controlled foreign corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to such United States shareholder’s U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our future non-U.S. subsidiaries is treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares. The risk of being subject to increased taxation may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our common shares.

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
•
global geopolitical instability, including the ongoing conflicts in Europe and the Middle east; or
•
other events and factors, many of which are beyond our control.

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

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity, public health crises and pandemic diseases, such as COVID-19, and other natural and man-made disasters or events beyond our control. Our facilities are located in regions that experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity, public health crisis, pandemic diseases or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERUS N.V.

Date: November 2, 2023	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)