Form 10-K
period 2023-12-31
Merus N.V.
filed 2024-02-28
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) c

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $1,303.6 million.

The number of shares of registrant’s Common Shares outstanding as of February 22, 2024 was 57,878,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id 1012 Auditor Name: KPMG Accountants N.V. Auditor Location: Amstelveen, The Netherlands

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
•
The clinical trial and regulatory approval processes are lengthy, time consuming, require compliance with extensive regulations and consistent with appropriate quality, and are inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies, clinical trials, chemistry, manufacturing and controls and potential development of a companion diagnostic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, perform with the requisite level of compliance and quality, or perform at reasonable cost, we may not be able to obtain regulatory approval for or commercialize our antibody candidates or we may be subject to other significant negative consequences prior to, upon application for or following marketing approval, if any, and our business could be substantially harmed.
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
•
The trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflicts in Europe and the Middle East, which have and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition, our ability to raise capital and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length, human, multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Our antibody binding domain generally consist of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-128 (zenocutuzumab or Zeno) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions; MCLA-129, for the potential treatment of lung and other solid tumors; and MCLA-145 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development.

Our Strategy

Our goal is to become a leading oncology company developing innovative multispecific antibodies to treat various types of cancer. Our business strategy comprises the following components:

•
Successfully develop our lead bispecific antibody candidate MCLA-158, petosemtamab. We are developing petosemtamab for a potential dual EGFR/LRG5 blockade for the treatment of solid tumors. Petosemtamab is in clinical development in the expansion part of a phase 1/2 open-label, multicenter trial evaluating petosemtamab monotherapy in patients with advanced solid tumors, including previously treated advanced (recurrent or metastatic) head and neck squamous cell carcinoma (HNSCC). We are currently evaluating approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. We plan to share clinical data from this cohort in the second half of 2024. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We plan to report interim clinical data from the 2L/3L cohort in monotherapy, including the dose evaluation cohort in 2024. We are further developing petosemtamab in combination with pembrolizumab, a PD-1 blocking antibody, investigating this combination in patients with untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population. We believe initial safety data from this single arm cohort may support the initiation of a first-line registration trial with this combination. We plan to report initial interim clinical data from this cohort in the second quarter of 2024. Among the initial patients dosed in the first-line combination, the combination has been observed to be generally well tolerated. The U.S. Food and Drug Administration (FDA) has granted Fast Track Designation for the investigation of petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody. In 2024, we also plan to evaluate petosemtamab in 2L colorectal cancer patients.

•
Successfully develop our most advanced bispecific antibody candidate, zenocutuzumab (Zeno), for the treatment of NRG1 fusion solid tumors, and explore other potential indications in non-NRG1 fusion cancers by targeting both HER2 and HER3. We are developing our most advanced bispecific antibody candidate, Zeno, for the potential treatment of solid tumors that contain NRG1 gene fusions. The NRG1 protein is the ligand for the HER3 receptor—a known cause of cancer cell growth. The gene encoding NRG1 can form genetic rearrangements referred to as NRG1 gene fusions. The protein product of the NRG1 gene fusion can drive signaling through the HER3 receptor and thus drive cancer cell growth. NRG1 gene fusions (NRG1+) occur infrequently in a wide range of different cancer types. Zeno has been shown pre-clinically to potently disrupt binding of NRG1 (and NRG1-fusion proteins) to HER3 and halt NRG1-stimulated tumor cell growth. In July 2020, the FDA granted Zeno orphan drug designation for the treatment of patients with pancreatic cancer and in January 2021, the FDA granted Fast Track Designation to Zeno for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy. In July, 2023, we announced that the FDA has granted Breakthrough Therapy Designation (BTD) to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1 fusion-positive (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options. Additionally, the FDA has granted BTD to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy. Based on productive and collaborative discussions we have had with the FDA in context of the two BTDs, we believe we will have sufficient clinical data in the first half of 2024 to support potential Biologics License Application (BLA) submissions in NRG1+ NSCLC and NRG1+ PDAC. We believe that obtaining a commercialization partnership agreement will be an essential step in bringing Zeno to patients with NRG1+ cancer, if approved. We have also paused enrollment and are also following patients treated with Zeno in combination with an androgen deprivation therapy (enzalutamide or abiraterone) in castration resistant prostate cancer, irrespective of NRG1+ status. We have also paused enrollment and are also following patients treated with Zeno in combination with afatinib for patients with NRG1+ NSCLC.

•
Successfully develop our bispecific antibody candidate MCLA-129. We are developing MCLA-129 as a potential treatment for solid tumors, including NSCLC. In May 2021, we announced that the first patient was treated in the phase 1/2 dose escalation and expansion trial evaluating MCLA-129 for the treatment of patients with advanced NSCLC and other solid tumors. We presented a clinical update on MCLA-129 from ongoing expansion cohorts in NSCLC and in previously treated HNSCC at the ESMO Asia Congress 2023. We continue to follow patients with EGFRm NSCLC treated with MCLA-129 in combination with osimertinib, a third generation EGFR tyrosine kinase inhibitor, to evaluate potential for biomarkers as a means to maximize efficacy, while proactively addressing safety signals seen to date. Based on the results to date, we are encouraged by the potential for MCLA-129 in the treatment of cancer are evaluating focused investment opportunities. We plan to start a cohort of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC in 2024. Additionally, we are continuing investigation of cohort B evaluating MCLA-129 in patients with MET exon14 skipping NSCLC. We also remain interested in exploring partnering MCLA-129 with other companies to sufficiently resource the development of MCLA-129 and potential benefit it may have for patients. MCLA-129 is subject to a collaboration and license agreement between Merus and Betta Pharmaceuticals Co. Ltd. (Betta), whereby Merus exclusively licensed Betta to develop MCLA-129 in China, while Merus retains full ex-China rights.

•
Successfully develop our bispecific antibody candidate MCLA-145. We are developing MCLA-145 for the potential treatment of solid tumors. MCLA-145 is designed to recruit, activate and prevent the exhaustion of tumor-infiltrating T-cells. MCLA-145 is in clinical development in a global, phase 1, open-label, clinical trial evaluating MCLA-145 in patients with solid tumors. The trial is in the dose expansion phase, and we continue to monitor and evaluate patients on treatment with the combination of MCLA-145 with pembrolizumab.

•
Accelerate the discovery and development of additional internal and collaboration-related bispecific antibody candidates and trispecific antibody candidates. We believe we are well positioned to expand our pipeline of Biclonics® and Triclonics® molecules for the potential treatment of cancer and potentially other forms of disease. We are conducting pre-clinical studies for our internal proprietary bispecific and trispecific pipeline as well as leveraging our bispecific platform with our collaborators including Incyte, Eli Lilly and Company (Eli Lilly) and Betta.

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

There are also currently bispecific candidates in clinical development, which are subject to our collaboration and license agreements, for which we are eligible to receive potential milestones and royalties, if approved:

Cancer Immunotherapeutics

Immunotherapy is a class of cancer treatment that works to harness a patient’s own immune system to attack the cancer cells. There are a number of immunotherapies that are designed to engage various aspects of the immune system, for example: (1) adaptive immunity, specifically directing genetically modified T cells to the tumor with chimeric antigen receptor, or CAR T cells or T-cell receptor modification; or modulating T-cell activity through co-stimulation or checkpoint signals; and (2) innate immunity, including antibody-dependent cellular cytotoxicity (ADCC), cellular-dependent cytotoxicity (CDC), monocyte/macrophage cytotoxicity, natural killer (NK) cell cytotoxicity, or other forms of T-cell cytotoxicity; all directed at the cancer cells. While these therapies vary in mechanism of action, they rely on specific components of the innate or adaptive immune system to kill tumor cells or counteract signals produced by cancer cells that suppress immune responses.

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

Our process to select lead Biclonics® for clinical development is illustrated below. We use our patented MeMo®, Spleen to Screen®\, heterodimerization technology, human antibody generation and production technologies to rapidly build large collections of Biclonics® or Triclonics® directed against particular target combinations. We then test these collections in cell-based functional assays to identify multispecific antibodies that have the potential for novel and innovative modes of action. We select the most potent or efficacious and evaluate them in multiple in vitro and in vivo assays to identify lead candidates for clinical development.

Selection of Lead Multiclonics®

Our Biclonics® technology platform includes the following:

Human antibody generation. One of our platforms for generating human antibodies employs our patented transgenic common light chain technology, which we refer to as MeMo®, harbors human heavy chain variable region gene segments and a human common light chain in its germline. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity. Upon immunization, MeMo® is capable of generating large and diverse panels of human common light chain antibodies against a broad variety of targets. These human common light chain antibodies are then used to generate large and diverse panels of human multispecific antibodies capable of binding different targets of virtually any combination.

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

The Biclonics® format also permits us to make modifications to the Fc region of the IgG antibody in order to enhance or limit effector functions associated with this part of the molecule. This strategy has been successfully executed with conventional therapeutic mAbs. In order to enhance efficacy and promote immunotherapeutic activity, we can use glycoengineered cell lines used in production to generate Biclonics® that are enhanced for ADCC, resulting in the improved ability to recruit NK cells and macrophages. This ADCC enhancement has been made to our most advanced bispecific antibody candidate, zenocutuzumab, our lead antibody candidate, MCLA-158 (petosemtamab) and to MCLA-129. In order to improve safety and tolerability, we can modify our Biclonics® to prevent the excessive release of signaling proteins called cytokines, which can overstimulate the immune system. This process is called Fc-silencing, and is designed to block the ability of our Biclonics® to bind to certain protein receptors on cells, known as Fc receptors, which are associated with cytokine release. We utilize Fc silencing in the design of our bispecific antibody candidate MCLA-145.

•
High-throughput functional screening. We employ our patented Spleen to Screen® technology to rapidly screen panels of new target-specific heavy chains that form common light chain binding domains, or we employ our already established panels of common light chain antibodies. To date we have discovered over 10,000 unique common light chain antibodies directed at more than 40 different antigens, including tumor-associated antigens such as EGFR and c-MET; T-cell binding, stimulating or co-stimulating proteins such as CD3 and CD137 (also called 4-1BB); and other immune-cell engaging antigens. For example, we have an established panel of more than 175 unique and novel anti-CD3 common light chain antibodies from which to discover and develop the next generation of T-cell engaging bispecific and trispecific antibodies. We then generate DNA constructs that encode target-specific human antibodies and express them in mammalian cells. The common light chain format and proprietary dimerization modifications to the CH3 domain of the IgG promote the secretion of virtually pure Biclonics® into the cell culture medium. The medium of thousands of cell cultures that each express a different Biclonics® is harvested and individually used in high throughput molecular and cell-based functional assays to identify Biclonics® with specific novel characteristics for further development.

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

Our Triclonics® Platform

Our Triclonics® technology is covered by existing Merus patents and pending patent applications. This format, and the suite of technologies that underpin it, permit the development of therapeutic candidates designed to bind three targets with a single multivalent molecule. In pre-clinical studies and modeling, Triclonics® have shown similar qualities of a natural IgG antibody, including favorable half-life, stability, low immunogenicity and favorable developability characteristics. We believe Triclonics® have the potential to produce significant specificity and potency in tumor cell-killing activity and/or to modulate the immune system to promote more robust anti-tumor immune responses, and have the potential for less on-target off-tumor toxicity. This format allows us to leverage our proprietary genetically modified MeMo® mice, which as described above, harbor human heavy chain variable region gene segments and a human common light chain in its germline, as well as the use of other means of antibody production. MeMo® harnesses the power of the in vivo immune system to yield human antibodies with the potential for high affinity, specificity, optimal biophysical characteristics and low immunogenicity, which can be combined into a single trispecific antibody produced with relative high purity. The Triclonics® platform employs our proprietary technologies to produce large panels of substantially pure trispecific antibodies. In addition, we have engineered a panel of novel linkers that attach a third binding domain to the antibody. This panel of linkers vary in properties such as length and flexibility, and are empirically selected for stability and other drug-like properties, while remaining stable and are predicted to have low immunogenicity. The linker panel provides another lever of flexibility in optimizing functional characteristics in our high-throughput screening while maintaining high quality, stability and limiting risk of immunogenicity.

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

Our process to select lead Triclonics® leverages our patented MeMo® and Spleen to Screen® human antibody generation and heterodimerization technologies, along with our proprietary linkers based on natural structures to undertake high throughput unbiased functional screening of Triclonics®. With this approach, we have been able to evaluate thousands of different trispecific antibodies targeting three different antigens to identify those unique combinations that pre-clinically have been observed to have desired characteristics for further development.

Our Bispecific and Trispecific Antibody Candidate Portfolio

We currently have four bispecific antibody candidates in clinical development, with additional bispecific and trispecific programs in pre-clinical development.

Petosemtamab (MCLA-158, EGFR x LGR5 Biclonics®)

Petosemtamab is an investigational antibody-dependent cell-mediated cytotoxicity (ADCC)-enhanced Biclonics® for the potential treatment of solid tumors that is designed to bind to cancer stem cells expressing EGFR and leucine-rich repeat-containing G protein-coupled receptor 5 (LGR5). EGFR is a member of the HER family of receptor tyrosine kinases and is important for growth and survival of cancer stem cells, including those with RAS mutations, while LGR5 is a WNT target gene expressed in cancer cells with aberrations in the WNT signaling pathway and reported to be up regulated in a variety of cancers including HNSCC, gastric cancer, NSCLC, colorectal cancer (CRC) and hepatocellular carcinoma (HCC). Petosemtamab is designed to exhibit three independent mechanisms of action including inhibition of EGFR-associated signaling, LGR5 binding leading to EGFR internalization and degradation in cancer cells, and enhanced ADCC and antibody-dependent cellular phagocytosis (ADCP) activity.

Development

In our pre-clinical studies, petosemtamab demonstrated superior growth inhibition and selectivity versus the EGFR-targeting mAb, cetuximab. Petosemtamab was significantly more potent than cetuximab in inhibiting the growth of patient-derived CRC organoids. Additionally, petosemtamab was observed to be selectively more active in human tumor-derived organoids than in organoids derived from normal human colon. The activity of petosemtamab on the tumor organoid size was more than 100 times greater than on the normal colon organoids. In contrast, the activity of cetuximab was similar to the activity of petosemtamab on normal colon organoids and 20 to 100 times less than the activity of petosemtamab on tumor organoids. These ex-vivo observations of petosemtamab with organoid models were further observed in vivo in xenograft models generated from the same patient-derived organoids.

In our pre-clinical studies, petosemtamab further demonstrated significant induction of internalization of EGFR and LGR5, resulting in EGFR degradation, and elicited potential anti-tumor activity in patient-derived esophageal, gastric and HNSCC xenograft models.

•
Solid Tumors

Petosemtamab is currently being evaluated in a phase 1/2 open-label, multicenter study, and is in the expansion phase, in patients with solid tumors, including previously treated advanced HNSCC, and in combination with pembrolizumab, a PD-1blocking antibody, with untreated HNSCC expressing PD-L1 (CPS > 1).

The recommended phase 2 dose was established at 1500 mg administered intravenously once every two weeks.

In April 2023, we presented interim clinical data as of a February 1, 2023 data cutoff, from the ongoing phase 1/2 trial of petosemtamab in previously treated HNSCC at the American Association of Cancer Research (AACR) Annual Meeting 2023, in Orlando, Florida. As of the February 1, 2023 data cutoff date, 49 previously treated HNSCC patients (pts) were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenously every two weeks. 43 pts were evaluable for efficacy, receiving ≥2 treatment cycles (≥8 weeks) with ≥1 post-baseline tumor assessment or experiencing early progressive disease. Overall responses rate (ORR) in the 43 evaluable pts was 37.2% (16/43; 95% CI 23%-53.3%) by RECIST 1.1. per investigator assessment, including 15 confirmed partial responses (PRs) and 1 confirmed complete response (CR) (ongoing after 20 months). Disease control rate (DCR) (CR + PR + stable disease) was 72.1% (31/43; 95% CI 56.3%-84.7%). Median time to response was 1.8 months (range 0.8-3.5). Median duration of response was 6.0 months (95% CI 3.7-NC), with 10 of 16 (62.5%) responders ongoing, and 12 of 43 (27.9%) patients overall ongoing at the time of the data cutoff. Median progression free survival was 5.3 months (95% CI 3.7-6.8); with 29 of 43 pts progressing and 14 of 43 pts censored. Median overall survival was 11.5 months (95% CI 7.2-20.6); with 29 of 49 pts still alive at the data cutoff date. We plan to provide updated efficacy, durability and safety data of this cohort in the second half of 2024.

In the 80 pts treated with 1500 mg petosemtamab every two weeks across dose escalation and expansion cohorts of the study, petosemtamab continued to demonstrate a manageable safety profile. Gastrointestinal and skin toxicities were mostly mild to moderate and no treatment-related Grade 5 adverse events (AEs) were observed as of the data cutoff date. The most frequent related AEs were signs and symptoms of infusion-related reactions (IRRs): 74% Grade 1-4, 21% Grade 3-4 (as grouped term), mainly occurred during first infusion, and 6 of 80 pts discontinued on Day 1 due to a Grade 3-4 IRR. For all patients rechallenged after an IRR, rechallenge was successful. IRRs were manageable with prophylaxis/prolonged infusion (necessary on Day 1 only).

We are currently evaluating a cohort of patients receiving petosemtamab in combination with pembrolizumab, a PD-1 blocking antibody, in untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population. We believe initial safety data from this single arm cohort may support the initiation of a first-line registration trial with this combination. We plan to report initial interim clinical data from this cohort in the second quarter of 2024. Among the initial patients dosed in the first-line combination, the safety profile of the combination has been observed to be generally well tolerated.

We are currently evaluating approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. We plan to share clinical data from this cohort in the second half of 2024. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

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

In 2024, we also plan to evaluate petosemtamab in 2L colorectal cancer patients.

Zenocutuzumab (Zeno, MCLA-128, HER2 x HER3 Biclonics®)

Zeno is an antibody-dependent cell-mediated cytotoxicity (ADCC)-enhanced Biclonics® that utilizes Merus’ Dock & Block® mechanism to bind to HER2, and bind to and disrupt the interaction between HER3 and ligand, neuregulin (NRG1) or mutated form NRG1 fusion, in solid tumors. HER2, or human epidermal growth factor receptor 2, is amplified in many solid tumors and is associated with poor prognosis, and the activation of HER3, or human epidermal growth factor receptor 3, is associated with tumor progression and treatment resistance. On the surface of tumor cells, HER2 pairs, or dimerizes, with HER3, and the resulting pair drives malignant progression of HER2-expressing cancer cells. NRG1, which is the ligand for HER3, causes cancer cells to grow and become resistant to treatment with HER2-targeted therapies. Zeno is believed to target the HER3 signaling pathway by disrupting the interaction of HER3 with its ligand NRG1 and to overcome the resistance of tumor cells to HER2-targeted therapies using two mechanisms: blocking growth and survival pathways to stop tumor expansion and recruitment, and ADCC-enhanced elimination of the tumor via effector cells. In addition, we have identified a rare, genetically defined patient population whose cancers harbor NRG1 fusions. The NRG1 gene encodes for neuregulin, the ligand for HER3. Fusions between NRG1 and other genes in the genome are rare genetic events occurring in solid tumors, and are associated with activation of HER2/HER3 signaling and growth of cancer cells. The NRG1 fusion is a powerful driver of cancer cell growth. We believe that pre-clinical studies and clinical evaluation indicate Zeno

(binding to HER2 and blocking NRG1 fusion protein interaction with HER3) has the potential to be particularly effective against tumors harboring NRG1 fusions.

DOCKS
to HER2 on tumor cells to efficiently block HER2:HER3 dimer formation then
Zeno
HER2
HER3
BLOCKS
HER3 signaling even in high NRG1+ tumor environments
+
Enhanced ADCC mediates tumor elimination by immune killer cells

Zeno blocks tumor cell growth and survival driven by HER3 ligands, including neuregulin (NRG-1) and NRG-1 gene fusions (NRG1+)

Development

In our pre-clinical studies, the administration of Zeno resulted in the inhibition of NRG-induced growth in cultures of cancer cells. Zeno also blocked activation of two key signaling pathways for the growth and survival of tumor cells more than Herceptin (trastuzumab) or the combination of Herceptin and Perjeta (pertuzumab) (shown in red below) or experimental anti-HER3 mAbs (shown in green below). See Geuijen et al. Cancer Cell (2018).

* indicates analog antibodies.

In a patient-derived tumor xenograft mouse model (PDX model), Zeno significantly blocked tumor growth of a cancer containing an NRG1 gene fusion.

Based on encouraging pre-clinical results, we initiated a phase 1/2 study of Zeno in solid tumors.

•
NRG1 Fusions and other potential cancers through targeting HER2 and HER3

We continue to enroll patients in the phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

We presented a clinical update on Zeno in NRG1+ cancer from the phase 1/2 eNRGy trial and Early Access Program (EAP) at ESMO 2023 held in Madrid, Spain on October 20-24, 2023. The presentations consisted of a mini-oral lecture titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody, in advanced NRG1 fusion-positive (NRG1+) non-small cell lung cancer (NSCLC) and a poster presentation titled: Durable efficacy of zenocutuzumab, a HER2 x HER3 bispecific antibody in advanced NRG1 fusion-positive (NRG1+) pancreatic ductal adenocarcinoma (PDAC). As of the July 31, 2023 data cutoff date, 105 patients with NRG1+ NSCLC were treated with Zeno. 78 patients with measurable disease were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and who met the criteria for the primary analysis population. In 78 evaluable patients the overall response rate (ORR) was 37.2% (29/78; 95% Cl: 26.5-48.9) per RECIST v1.1 by investigator assessment, 61.5% (95% CI: 49.8 - 72.3) clinical benefit rate, 14.9 months median duration of response (DOR) and 20 patients were continuing treatment as of the data cutoff.

As of the July 31, 2023 data cutoff date, 44 patients with NRG1+ PDAC were treated with Zeno. 33 patients with measurable disease were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and who met the criteria for the primary analysis population. In the 33 evaluable patients the ORR was 42.4% (95% CI, 25.5–60.8) per RECIST v1.1 by investigator assessment; 1 (3%) patient achieved a complete response, and 13 (39%) patients achieved a partial response. 72.7% (95% CI, 54-87) clinical benefit rate, 82% experienced tumor reduction and 9.1 months (95% CI, 5.5–12.0) median DOR; and 6 patients were continuing treatment as of the data cutoff. Of 27 evaluable patients for CA 19-9 values, 21 patients, (78%) showed a ≥ 50% decrease in CA 19-9 values from baseline. Zeno demonstrated a well-tolerated safety profile among the 189 NRG1+ cancer patients who were treated with Zeno 750 mg every two weeks monotherapy, with 6% of patients experiencing related grade 3-4 toxicities.

Zeno Activity in NRG1+ PDAC[1]

ORR 42%; Median DOR 9 months

Best Percent Change in Sum of Target Lesions Diameter from Baseline[2]

ORR (RECIST v1.1 per investigator assessment)
42.4% (95% CI, 25.5–60.8; 14/33 patients)
Clinical Benefit Rate
72.7% (95% CI, 54-87)
Best Overall Response
CR
PR
SD
PD
T = treatment ongoing
50
0
-50
-100

CR PR SD PD NE
9.4 months (range, 1.0–34.3)
median duration of exposure
9.1 months (95% CI; 5.5-12.0)
median DOR
1.8 months (range, 1.6–5.4)
median time to response
Confirmed CR/PR
Unconfirmed PR
Progressive disease
0 4 8 12 16 20 24 28 32 36
Months

Arrows indicate treatment was ongoing at the cutoff date

MADRID 2023 ESMO congress

[1]*Schram et al, ESMO 2023*

[2]*Excludes 2 patients without a post baseline tumor assessment.*

Merus

In July 2020, Zeno was granted orphan drug designation by the FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

In June and July 2023, we announced that the FDA has granted BTD to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options. Additionally, the FDA has granted BTD to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ NSCLC, following progression with prior systemic therapy.

We expect we will have sufficient clinical data in the first half of 2024 to support potential Biologics License Application submissions in both NRG1+ NSCLC and NRG1+ PDAC.

We believe that obtaining a commercialization partnership agreement will be an essential step in bringing Zeno to patients with NRG1+ cancer, if approved.

We are also evaluating Zeno in combination with an ADT (enzalutamide or abiraterone) in CRPC, irrespective of NRG1+ status. Enrollment has been paused and we plan to continue monitoring these patients. We are also continuing to monitor patients treated with Zeno in combination with afatinib in NRG1+ NSCLC, but no further enrollment is planned at this time.

We are also conducting ongoing translational work on potential biomarkers outside of NRG1+ cancer which may support development opportunities for Zeno in additional areas of unmet need.

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

•
Solid Tumors

We are developing MCLA-129 as a potential treatment for solid tumors, including NSCLC. We presented a clinical update on MCLA-129 from ongoing expansion cohorts in NSCLC and in previously head and neck squamous cell carcinoma (HNSCC) at the European Society of Medical Oncology (ESMO) Asia Congress 2023.

The reported data are from three expansion cohorts in the open label trial evaluating MCLA-129 in combination with osimertinib, a third generation EGFR TKI, in treatment-naïve EGFR mutant (m) NSCLC (1L) and in EGFRm NSCLC that has progressed on osimertinib (2L+), as well as MCLA-129 monotherapy in previously treated HNSCC. As of an August 10, 2023 data cutoff date, 60 patients(pts) with advanced/metastatic EGFRm NSCLC were treated (16/1L, 44/2L+). In the 1L setting, 16 pts were treated, with all pts evaluable for response. All 16 pts experienced tumor shrinkage. 9 confirmed partial responses (PRs) and 3 unconfirmed PRs were observed (12/16, 75%; 95% CI 48-93) by RECIST v1.1. per investigator assessment; 11 responses were ongoing, including the 3 unconfirmed PRs, 94% disease control rate (DCR) (95% CI 70-100), 5.1 months (range 0.5-8.5) median duration of exposure with 81% continuing treatment.

•
In the 2L+ setting, 44 pts were treated, with 34 pts evaluable for response. All received prior osimertinib in the 1L/2L setting, 50% as only prior therapy; 36% received prior chemotherapy. 11 confirmed PRs and 1 unconfirmed PR were observed (12/34, 35%; 95% CI 20-54) by RECIST v1.1. per investigator assessment, 9 responses were ongoing as of the data cutoff date, including the 1 unconfirmed PR, 74% DCR (95% CI 56-87) and 2.8 months (range: 0.3-11.5) median duration of exposure with 39% continuing treatment.
•
Early safety assessment in 60 NSCLC pts treated with MCLA-129 plus osimertinib included: most common adverse events (AEs) regardless of causality were infusion related reactions (IRRs; composite term) in 87% (12% ≥ grade(G) 3, treatment emergent adverse events (TEAEs) led to discontinuations in 14 (23%) pts, treatment related interstitial lung disease (ILD)/pneumonitis in 13 pts (22%), four were G1, two were G2, four were G3, and three were G5, and venous thromboembolic events (VTEs) in 23%; 5% treatment related.

In EGFRm NSCLC, with the strong clinical activity for MCLA-129 shown in the interim data, we are encouraged by the potential for MCLA-129 in the treatment of lung cancer and beyond. We have identified focused investment opportunities. We continue to follow patients with EGFRm NSCLC treated with MCLA-129 in combination with osimertinib, to evaluate potential for biomarkers as a means to maximize efficacy, while proactively addressing safety signals seen to date.

Additionally, we remain interested and are continuing investigation of cohort B evaluating MCLA-129 in patients with MET exon14 skipping NSCLC.

We also remain interested in exploring partnering MCLA-129 with other companies to sufficiently resource the development of MCLA-129 and potential benefit it may have for patients.

We plan to start a cohort of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC in 2024.

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

•
Solid Tumors

MCLA-145 is currently in a global, phase 1, open-label, single-agent clinical trial evaluating MCLA-145 in combination with pembrolizumab, PD-1 blocking antibody.

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

In December 2021, we presented interim clinical data on MCLA-145 from the phase 1 trial in patients with solid tumors at the ESMO Immuno-Oncology Congress 2021. As of the data cutoff date of July 14, 2021, 34 patients with advanced or metastatic solid tumors with median age of 60.5 (range 27-81) years had been treated at 8 dose levels ranging from 0.4-75mg Q2W. The median (range) duration of treatment with MCLA 145 was approximately 6 (1–74) weeks. Reported AEs were generally managed with drug interruption and/or administration of steroids in some patients. TEAEs occurred in 33 patients (97.1%) and treatment-related TEAEs occurred in 23 patients (67.6%), most commonly fatigue (n=6, 17.6%) and decreased neutrophil count (n=6, 17.6%). Dose limiting toxicities (DLTs), defined as within 28 days from the first infusion, occurred in 4 patients (11.8%).

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

Incyte Corporation

We have entered into a collaboration and license agreement (Collaboration Agreement) with Incyte Corporation (Incyte). Under the terms of the Collaboration Agreement, we and Incyte have agreed to collaborate with respect to the research, discovery and development of monospecific or bispecific antibodies utilizing our proprietary Biclonics® technology platform. Following the election by Incyte to opt-out of its ex-U.S. development of MCLA-145, discussed below, the collaboration encompasses up to 10 independent programs.

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

Manufacturing

Our Biclonics® technology platform relies on third parties for manufacturing our product candidates. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice-grade (cGMP-grade) clinical trial materials and commercial quantities of our antibody candidates and products, if approved. We currently do not have any agreements for the commercial production of product candidates, but we have contracted several biopharmaceutical CMOs for the clinical manufacture of zenocutuzumab, MCLA-158 or petosemtamab, MCLA-129 and MCLA-145. We believe that the standardized Biclonics® manufacturing process can be transferred to additional CMOs and potential future co-development or co-commercialization collaborations or partnerships for the production of clinical and commercial supplies of our Biclonics® in the ordinary course of business.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for zenocutuzumab, petosemtamab, MCLA-129, MCLA-145 or any of our other antibody candidates. We hired an Executive Vice President & Chief Commercial Officer in February 2022, to lead the commercial strategy for Merus’ pipeline of multispecific product candidates in development. We believe that obtaining a commercialization partnership agreement will be an essential step in bringing zenocutuzumab to patients with NRG1+ cancer, if approved. Our commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval, if any, for one of our antibody candidates.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer, including other bispecific antibodies or similar molecules. Our closest competitors in this area include Genmab A/S, Inhibrx, Inc., Janssen Pharmaceutical Companies, MacroGenics, Inc., Regeneron Pharmaceuticals, Inc., Bicara Therapeutics, Exelixis, Inc., and Xencor, Inc. The antibody candidates in development by competitors may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our antibody candidates for which we obtain marketing approval.

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

As of January 31, 2024:

•
Our patent portfolio related to our bispecific antibody candidate zenocutuzumab comprises one application filed under the Patent Cooperation Treaty (PCT) application, filed on February 27, 2015 with two issued patents in Europe, one in the United States and 14 other foreign jurisdictions and applications pending in Europe, the United States and 8 other foreign jurisdictions with an expected expiry not earlier than February 2035. Claims are directed to the zenocutuzumab composition of matter and methods of using zenocutuzumab to treat subjects having or at risk of having a HER2 and/or HER3 positive tumor. In addition, our portfolio includes eight PCT patent applications directed to methods of using zenocutuzumab, including in combination therapies to treat patients, concerning methods of treating patients with cancer harboring NRG1 gene fusions, patients with certain forms of HER3 positive tumors. One of these PCT applications was filed on April 3, 2018, with issued claims in two foreign jurisdictions and applications pending in Europe, the United States and 16 other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with an HER2 targeting agent in patients with an HER2/HER3 positive tumor, like a tumor in the breast or brain. The second of these PCT applications was filed on April 3, 2018, with applications pending in Europe, the United States and four other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treatment using zenocutuzumab in patients having an HER2/HER3 positive tumor but not previously treated with a HER2 specific therapy or with a HER3 specific therapy. The third of these PCT applications was filed on April 3, 2018, with an issued patent in the United States, one foreign jurisdiction and applications pending in Europe, the United States and 17 other foreign jurisdictions, with an expiry date no later than April 2038. Claims are directed to methods of treating patients with cancers harboring NRG1 gene fusions. The fourth of these PCT applications was filed on May 17, 2018, with issued claims in Europe, three foreign jurisdictions and applications pending in the United States and 12 other foreign jurisdictions, with an expiry date no later than May 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with endocrine therapy of patients with cancers, such as hormone receptor positive breast cancer. The fifth of these PCT applications was filed on October 23, 2020, with applications pending in Europe, the United States and seven other foreign jurisdictions, with an expiry date no later than October 2040. Claims are directed to methods of treatment using zenocutuzumab in patients with NRG1-fusion positive cancers, including in patients that progressed after having received prior treatment certain treatment. The sixth of these PCT applications was filed on November 3, 2021, with applications pending in Europe, the United States and three other foreign jurisdictions, and an expiry date not later than November 2041. Claims are directed to treatment of patients with certain HER3 positive cancers using zenocutuzumab. The seventh of these PCT applications was filed on June 1st, 2022, with applications pending in Europe, the United States and three other foreign jurisdictions, and an expiry date not later than June 2042. Claims are directed to further identified NRG1 fusions, methods of detecting such and methods of treatment using zenocutuzumab. The eighth of these PCT applications was filed on June 1st, 2022, with applications pending in Europe, the United States and two other foreign jurisdictions, and an expiry date not later than June 2042. Claims are directed to detecting NRG1 fusions using liquid biopsy assays, and methods of treating identified patients using zenocutuzumab.

•
Our patent portfolio related to our CD3 technology comprises a first PCT application, filed on July 8, 2016, with issued patents in the United States, Europe and six foreign jurisdictions, and applications pending in the United States, Europe and 10 foreign jurisdictions with an expected expiry not earlier than July 2036. A second PCT application was filed on March 27, 2020, with applications pending in the United States, Europe, and 20 foreign jurisdictions with an expected expiry not earlier than March 2040. Claims are related to the anti-CD3 binding domains, antibodies, their use, among other subject matter.

•
Our patent portfolio related to our bispecific antibody candidate petosemtamab comprises one PCT filed on October 21, 2016, with one issued patent in Europe, 9 issued patents in foreign jurisdictions and applications pending in Europe, the United States and 13 other foreign jurisdictions with an expiry no earlier than October 2036. Claims are directed to the petosemtamab composition of matter and methods of using petosemtamab in the treatment or prevention of various solid tumors. In addition, our portfolio includes five PCT applications, one of which was filed on August 19, 2020, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than August

2040. Claims are directed to a combination treatment with a topoisomerase I inhibitor to treat patients. The second PCT application was filed on April 23, 2021, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than April 2041. Claims are directed to treatment of patients having gastric, esophageal and gastro-esophageal cancer including certain dosing regimens. The third PCT application filed on December 15, 2021, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than December 2041, directed to treatment of patients having head and neck cancer, including certain dosing regimens. The fourth PCT application was filed on December 16, 2021, with national phase entry due in June 2023, applications pending in Europe, the United States and 15 other foreign jurisdictions with an expiry no earlier than December 2041 directed to a pharmaceutical formulation that contains petosemtamab. The fifth PCT application filed on October 6th, 2022, national phase entry due in April 2024, with an expiry no earlier than October 2042, with claims directed to the treatment of patients having a cancer with high EGFR expression levels.

•
Our patent portfolio related our bispecific antibody candidate MCLA-129 comprises one PCT filed on August 9, 2018, with one issued patent in the United States and in one foreign jurisdiction, with applications pending in the United States, Europe and 20 other foreign jurisdictions with an expiry of no earlier than August 2038. Claims are directed to the MCLA-129 composition of matter and methods of using MCLA-129 in the treatment or prevention of various solid tumors. In addition, our portfolio includes two PCT applications, one of which was filed on March 7th, 2023, with national phase entry due in September 2024, with an expiry no earlier than March 2043, with claims directed to, among other things, the treatment of patients using a combination of MCLA-129 and a third generation EGFR tyrosine kinase inhibitor. The second PCT application was filed on March 7th, 2023, with national phase entry due in September 2024, with an expiry no earlier than March 2043, with claims directed to, among other things, treatment of previously treated patients having cancer using MCLA-129.

•
Our patent portfolio related our bispecific antibody candidate MCLA-145 comprises one PCT filed on September 22, 2017, with an issued patent in the United States and 5 issued patents in a foreign jurisdiction and with applications pending in the United States, Europe and 17 other foreign jurisdictions with an expiry no earlier than September 2037. Claims are directed to the MCLA-145 composition of matter and methods of using MCLA-145 in the treatment or prevention of various solid tumors. In addition, our portfolio includes two PCT applications, one of which was filed on December 3, 2021, with applications pending in the United States, Europe and 9 foreign jurisdictions, related to dosage regimens and methods of treating patients with certain kinds of solid tumors, with an expiry no earlier than December 2041. The second PCT application was filed on January 24th, 2023, with national phase entry due in July 2024, with an expiry no earlier than January 2043, with claims directed to, among other things, treatment of patients having cancer using MCLA-145 and a PD-L1 or PD-1 inhibitor.

•
Our patent portfolio related to our MeMo® and common light chain transgenic animal consists of eight issued U.S. patents, five pending U.S. applications, three issued European patents that have been validated in many countries, and three pending European applications, 24 issued foreign patents and 10 pending foreign applications, all with an expected expiry not earlier than June 2029. Claims are directed to a common light chain animal and methods of producing hybridomas, host cells, and antibodies relating to the use of a common light chain and by exposing the animal to an antigen.

•
Our patent portfolio related to efficient dimerization of heavy chains promoting efficient production of multispecific antibodies, binding domains and mixtures of antibodies, methods and host cells for recombinant production thereof, and comprises two PCT applications filed on April 19, 2013, which has resulted in seven issued U.S. patents, two pending U.S. applications, two issued European patents, two pending European applications, 35 issued foreign patents, and 23 pending foreign applications, all with an expected expiry not earlier than April 2033.

•
Our patent portfolio related to our trispecific antibody technology comprises one PCT application, filed on March 29, 2019, with one issued foreign patent, and pending applications in the United States, Europe, and 20 foreign jurisdictions, with an expiry no earlier than March 2039. Claims are directed to, among other things, a multivalent antibody format, including the Triclonics® format.
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

•
potential FDA audit of certain nonclinical and clinical trial sites that generated the data in support of the BLA; and

•
FDA review and approval, or licensure, of the BLA.

Before testing any antibody candidate in humans, the antibody candidate enters the pre-clinical testing stage. Pre-clinical tests, also referred to as nonclinical trials, generally include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the antibody candidate. The conduct of certain pre-clinical tests must comply with federal regulations and requirements including GLPs.

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

•
Phase 3. The biological antibody candidate is further evaluated for dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer with orphan exclusivity is unable to assure sufficient quantities of the approved orphan designated product. Competitors, however, may receive approval of different products for the disease or condition for which the orphan drug or product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan drug or product has exclusivity. If a drug or biological product has an orphan designation it receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing investigational biological products that meet certain criteria. Specifically, biological product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for such diseases or conditions. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. With regard to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process. A BLA is eligible for priority review if a product candidate is intended to treat a serious disease or condition, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials supporting a determination that the product has an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. Biological products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory clinical trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial. The issuance of a written request does not obligate the sponsor to complete the requested trials.

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

Non-clinical (pharmaco-toxicological) studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for on Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH), guidelines on Good Clinical Practices (GCP) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a MA, or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. The application for orphan designation must be submitted before the MAA. The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance

(QPPV) who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF.

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

From January 1, 2021, we are subject to the GDPR and also the United Kingdom (UK) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

In addition, the American Rescue Plan Act of 2021 as signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Employees

As of January 1, 2024, we had 172 full-time employees and 57 part-time employees, including 99 employees with M.D. or Ph.D. degrees. Of these employees, 168 were primarily engaged in research and development activities and 61 were primarily engaged in general and administrative activities. We are proud of our diversity, with 105 employees identifying as male and 124 identifying as female and with over 29 different nationalities represented. None of our employees are part of a labor union, and we consider our employee relations to be good.

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

Code of Business Conduct and Ethics

All employees are expected to conduct business with the highest standard of business ethics. Each employee receives and we ask each employee to agree to follow the Merus Code of Business Conduct and Ethics. Employees are encouraged to discuss any related concerns, including with management or report concerns anonymously through an Ethics Hotline. Any report received on the Ethics Hotline is investigated by our General Counsel or the Audit Committee, as applicable. Further, we have two employee confidential advisors, as well as an external confidential advisor, with whom our employees may discuss ways of addressing, preventing and combating inappropriate behavior in the workplace. No one shall be subject to adverse action who in good faith reports an incident of violation of our policies, provides information, or otherwise assists in any investigation. Any employee who retaliates against another in violation of our policies will be subjected to disciplinary action, up to and including termination.

As part of its regular review of the corporate governance policies of Merus N.V., our board of directors, with consent of the Company’s Works Council adopted and approved the updated and amended Company Code of Business Conduct and Ethics (the "Business Code") effective January 15, 2024. The Business Code supersedes the previous version and reflects, among other things, certain updates which we believe are consistent with current governance best practices.

The amendments include revisions to Annex I of the Business Code to align with the Dutch Whistleblower Protection Act (wet bescherming klokkenluiders) (“WPA”), including (i) an updated internal reporting procedure; (ii) the manner in which suspected wrongdoing outside the organization can be reported to competent authorities and, where applicable, to institutions, bodies, offices and agencies of the European Union; and (iii) enhancements and clarifications related to the protection and confidentiality afforded to those reporting a suspicion of wrongdoing under the Business Code.

Employership, Leadership and Training

We perform periodic surveys, which give employees the opportunity to provide feedback on our employee engagement, commitment, leadership, work atmosphere, role clarity, psychological security, and employership, as well as annual surveys of a smaller scope. These surveys are managed by a third-party vendor to encourage openness and honesty in responding to questions regarding these important factors. In 2021, our employee response rate to our biannual survey was 87 percent, which we believe is an indication that our employees recognize that their feedback is important. Further, we were named a “World-Class Workplace” by the third-party vendor based on the outcome of the employee engagement survey, which demonstrated that Merus scored above other companies in the Netherlands on aspects of employership themes and how likely is it that an employee would recommend Merus as an employer to others. Further, we scored higher marks on pride of organization, inspiring vision of the future, leadership, work atmosphere and satisfaction about the organization than benchmarks for employership established by the vendor through its survey results based on average scores across surveys from over 500 other organizations.

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

Equal Opportunity

We are an equal employment opportunity employer that does not discriminate on the basis of actual or perceived race, color, religious creed, national origin, sex (including pregnancy, childbirth, and related medical conditions), sexual orientation, age, ancestry, disability or perceived disability, qualified handicap, gender identity, military status, veteran status, certain criminal records, genetic information or testing, HIV testing, or any other characteristic protected by applicable federal, state or local laws (each, a “Protected Characteristic”). We are dedicated to this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities and general treatment during employment. Equal opportunities are important to us. To evaluate our performance, we asked an external party to assess whether there is a difference in compensation of men and women at Merus. The outcome of the assessment was that there was not different compensation between men and women in comparable positions/roles within Merus. Equal opportunity is also reflected in the diversity within our Management Team, which is a mixture of men and women, and in our Board Diversity and Inclusion Policy.

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

Health and Safety

The health and safety of our employees is a top priority. We have implemented workforce policies for our headquarters in the Netherlands, as well as our subsidiary in Cambridge, Massachusetts, for taking measures to comply with changing rules, regulations and recommendations by the U.S. Center for Disease Control and Prevention (CDC) and European local health agencies, including the Dutch National Institute for Health and Environment or Het Rijksinstituut voor Volksgezondheid en Milieu (RIVM), and local regulations as may apply to the health and safety of our employees. We support a distributed workforce and may, depending on conditions and health authority guidance, recommend our employees in the Netherlands and employees of our subsidiary, Merus US, Inc., in the U.S. work remotely. For those employees working at our offices and laboratory in Utrecht, they are required to follow requirements consistent with the guidance provided by the RIVM for the Netherlands, and employees of our subsidiary Merus US, Inc. are required to abide by the guidelines of the CDC, and Federal, state and local regulations for the U.S.

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

Sustainability and Community Relations

At Merus, we want to play a positive role in society, not only by developing potentially meaningful medicines, but also by aiming to be responsible for the impact of our operations on the environment. To contribute to that goal, we have a sustainability team, operating on a volunteer basis and comprised of members from different business functions throughout the organization. Its mission is to reduce Merus' environmental impact and increase employee awareness about sustainability through a variety of initiatives in our offices and laboratories.

We work with the on-premises catering company to continue to deliver vegan and vegetarian-only options daily. Our catering supplier aims to become climate neutral by the end of 2024. To reach this goal, it plans to switch to more plant-based proteins, aims at reducing food waste, and looks for circular solutions for their waste streams, by reducing the use of plastic, choosing recyclable or compostable variants. Fruit and vegetables provided by our caterer are also locally sourced, reducing energy consumption expended in their transport.

We also have selected our coffee vendor for its sustainability practices, which reports using techniques such as recirculation of heat in the coffee roasting process, to save up to 75% of energy expenditure, and uses 100% traceable Dutch wind energy. The roastery reports having a climate-resistant garden with rainwater infiltration. For carbon emissions that cannot be (yet) avoided, the supplier notes that it compensates through fairtrade carbon credits in the coffee chain. The supplier also aims to reduce waste: coffee beans are delivered in bulk in aluminum-free bags, and coffee machines are refurbished at the end of their lifecycle.

We have also implemented a sustainable mobility plan referred to as the Merus Employee Cycling Plan, which supports employees to purchase a new or second hand (e-)bike to commute to Merus, thereby reducing our carbon footprint, lowering city traffic, congestion, and improving the vitality of our employees. In 2023, 29 employees took part in the Merus Employee Cycling Plan, and 40 employees have been using an NS business card as part of our offerings to further reduce car usage. This card enables our employees to come to work through public transportation in the Netherlands, helping to reduce emissions and the impact of congestion in the Netherlands and the Utrecht Science Park.

In 2023, we also donated 150 trees to Trees for All, on behalf of our employees, contributing to reforestation projects in the Netherlands. This program supports local, sustainable agriculture projects and helps increase the income of farmers, while protecting and preserving nearby forest areas. Merus has contributed to this program since 2019, resulting in planting approximately 600 trees during this time.

In an effort to reduce electronic waste (e-waste), since 2022, we have introduced a new fleet of laptops with an extended lifecycle of four years, to replace our previous three-year lifecycle equipment. In 2023, we also donated 161 laptops, five printers and a number of monitors, cables, docking stations, keyboards and mouses to Close the Gap – an international social enterprise whose goal is to collect high-quality IT devices and offer them to educational, medical and social projects in developing and emerging countries. For its laptop bags, we have opted for a supplier which produces sustainable bags made from recycled PET bottles. In 2023, we also opted for 100% recycled paper for all in-office printing.

In our laboratories in Utrecht, recycling efforts are encouraged as much as possible, in alignment with laboratory procedures. To improve plastic waste management, plastic bottles are reused as waste bins. These plastic bottles are stored for reuse in dedicated spaces throughout the laboratories. In 2023, we switched to a more sustainable waste bin made from recycled polypropylene for the biological waste in our laboratories. In our offices in Utrecht, waste bins have been installed to allow waste separation (paper, plastic, and general waste) and to facilitate recycling efforts.

The "Accelerator": a New Sustainable Merus Utrecht Headquarters

Since December 2022, we have been located at our headquarters called the "Accelerator" in the Utrecht Science Park, at 17 Uppsalalaan, 3rd and 4th floor, 3583 CT, Utrecht. This building meets the requirements of the so-called ‘BREEAM Excellent’ certification. BREEAM (Building Research Establishment’s Environmental Assessment Method) is a method to measure and assess the sustainability of real estate and is used in over 80 countries worldwide. The method was originally developed by the Building Research Establishment (BRE) and the Dutch Green Building Council (DGBC) has adopted the method to make it align with the situation in The Netherlands, creating BREEAM-NL. There are specific BREEAM schemes for new buildings, existing (in-use) building and demolition to tailor the measurements and assessment to the relevant situation. BREEAM certifications are issued by the DGBC. BREEAM covers a variety of topics and processes, such as the management of the development/built process, a healthy internal building climate, energy efficiency, transport to, from and in the building, water usage and waste. The BREEAM certification achieved by the Accelerator is the second highest certification that can be obtained and represents high sustainability performance of the building and the use of best practices in the market to build a building that meets this certification level. Only about 10% of all office buildings in the Netherlands are certified as ‘BREEAM Excellent.’

To receive the BREEAM Excellence certification a building needs to have a minimum score of 70%. Based on the bespoke scheme used for the assessment of the Accelerator, the Accelerator scored 72.81% granting it a BREEAM Excellent certification. Certain notable sustainable features of the Accelerator include: (i) solar paneled roof to provide electrical power; (ii) heating and cooling provided by heat pump to avoid gas usage; (iii) LED lighting, including presence detection to avoid use of energy when spaces are vacant; and (iv) air handling units with energy recovery.

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

Environmental, Health and Safety Supplier Standards

We adopted the Merus Supplier Standards in September, 2021, to safeguard that our suppliers meet an acceptable standard business conduct and compliance with laws and regulations. These standards apply to our non-clinical and non-research-related products/services suppliers that provide products and/or services above a minimum threshold value, and to any sub-contractors of a supplier that are involved in the performance of any agreement between Merus and such supplier. For higher value contracts, the Supplier Standards form a condition precedent to soliciting bids and proposals from suppliers and are shared with the supplier for review and confirmation of compliance as part of the bid or proposal.

The Supplier Standards includes a range of standards which vary from compliance with law, any privacy regulations to fair competition and employment. In short, based on the Supplier Standards, we expect our suppliers (i) to fully comply with applicable laws, rules and regulations; (ii) to not have any involvement of any kind with or link to bribery or corruption and to abide by all applicable anti-bribery and corruption laws and regulations such as the Foreign Corrupt Practices Act of 1977, as amended, 15 U.S.C. §§ 78dd-1, et seq. (FCPA) and UK Bribery Act 2010; (iii) to conduct business in a transparent way, keep their records accurate and not engage in or facilitate any form of money laundering; (iv) to use fair business practices and act in accordance with applicable antitrust laws; (v) to inform Merus in case of a (potential) conflict of interest; (vi) to respect the right to privacy of individuals, operate in a manner that is consistent with applicable data protection laws and process personal data provided by Merus with strict confidentiality and only when having the appropriate technical and organizational structures and procedures in place to ensure the protection of the personal data; (vii) to uphold human rights, pay fair wages, respect rights of workers and to not use any forced or child labor of any sort; and (viii) to provide a safe and healthy environment and operate in a socially and environmentally responsible manner. Suppliers of Merus must also (i) comply with any applicable federal, state, (inter)national and local environmental and health & safety laws and regulations (which include but are not limited to rules on waste, air emissions and hazardous substances), obtain and maintain the required permits, licenses, authorizations and registrations and follow their operational and reporting requirements and restrictions; (ii) provide a healthy and safe workplace for its employees and other personnel; and (iii) operate in a socially and environmentally responsible manner and take measures to proactively protect and minimize the adverse impact of its business on the community, environment and natural resources, while safeguarding the health and safety of the public. Suppliers are encouraged to conserve natural resources, to avoid the use of hazardous materials where possible and to engage in activities that reuse and recycle.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $154.9 million, $131.2 million and $66.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $753.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, investigating the treatment of solid tumors that are NRG1+ in monotherapy and, our monitoring and evaluation of the Phase 2 clinical trial investigating the treatment of CRPC (castration resistant prostate cancer) with zenocutuzumab in combination with an ADT, and monitoring and evaluation of the NRG1+ NSCLC cohort investigating treatment with zenocutuzumab in combination with afatinib;
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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of December 31, 2023 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

The COVID-19 pandemic presented a substantial public health and economic challenge around the world. The COVID-19 pandemic and related precautions continue to have certain direct or indirect impacts on our clinical trials, including enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials. As a result of the COVID-19 pandemic, we may experience certain disruptions that could impact our business, pre-clinical studies and clinical trials. We continue to monitor and assess potential impact of the COVID-19 pandemic.

As a result of COVID-19, we may face difficulties with and delays in performance of certain chemistry, manufacturing and controls and testing associated with our clinical candidates, including as it relates to sourcing materials required for such manufacture, or difficulties or delays associated with testing of our pre-clinical antibody candidates. While we currently do not anticipate any interruptions in our clinical trial supply of drug candidates, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners' ability to manufacture our clinical trial supply or source materials necessary for their manufacture.

We continue to monitor the impact with respect to our clinical trials, including directly or indirectly on enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for clinical candidates, as well as the impact on drug supply and vendors. Over the quarter ended December 31, 2023 and to date, we have observed a low impact on drug supply, vendors, clinical trial enrollment, patient site visits and a moderate impact on patient monitoring visits as a consequence of the COVID-19 pandemic. Such impacts have included certain patients needing to quarantine and unable to attend hospital visits until the required period of isolation ended, and study coordinator availability being limited due to shortages of personnel and illness as a result of COVID-19. Adjustments have also been made to allow remote visits for some patient follow-up, and reduced onsite monitoring by the sponsor or CRO and insufficient source verification of clinical data required for presentation of clinical data.

The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which cannot be predicted with confidence. Such factors include but are not limited to the spread and potential resurgence of the disease, and global responses to such a resurgence.

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly zenocutuzumab, petosemtamab, MCLA-129 or MCLA-145, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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
•
manufacturing sufficient quantities of our antibody candidate for use in clinical trials;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our developments plans.

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

In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab in October 2023, at the European Society for Medical Oncology (ESMO) Congress 2023, with a safety cut-off date of July 31, 2023. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab in April 2023 at AACR, with a safety data cutoff date of February 1, 2023, and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with a safety update provided for MCLA-129 in December 2023 at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 on December 8-11, 2021 at the 2021 European Society for Medical Oncology-Immuno-Oncology (ESMO-IO) Congress, with a data cutoff date of July 14, 2021.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of zenocutuzumab in combination with afatinib in patients having NRG1+ NSCLC and investigation of zenocutuzumab in combination with an androgen deprivation therapy (ADT) in patients with castration resistant prostate cancer, irrespective of NRG1+ status. We continue to monitoring and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of zenocutuzumab in combination with an androgen deprivation therapy including diarrhea, decreased appetite, fatigue, stomatitis. Side effects associated with abiraterone include mineralocorticoid excess, adrenocortical insufficiency, and hepatotoxicity, and for enzalutamide include seizure, posterior reversible encephalopathy syndrome (PRES), hypersensitivity, ischemic heart disease, falls and fractures, embryo-fetal toxicity. Side effects associated with afatinib include diarrhea, bullous and exfoliative skin disorders, interstitial lung disease, hepatic toxicity, gastrointestinal perforation, keratitis, embryo-fetal toxicity. In 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with pembrolizumab as a potential front-line therapy for advanced HNSCC expressing PD-L1 (combined positive score (CPS) > 1). We have observed certain adverse events from patients receiving the combination of petosemtamab and pembrolizumab, including infusion related reactions, and asthenia. Common side effects with pembrolizumab when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with osimertinib, a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on osimertinib. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with osimertinib, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, venous thromboembolism (VTE, composite term) and treatment-related interstitial lung disease, with additional details on safety reported at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In addition, osimertinib has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with pembrolizumab in solid tumors. We continue to monitor and evaluate patients enrolled and have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions (NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with CRPC in combinations with an ADT, and patients with NRG1+ NSCLC in combination with afatinib, we have paused enrollment of both cohorts, but may enroll up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 380 adult patients with solid tumors. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 360 adult patients with solid tumors. We further anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We are further developing petosemtamab in combination with pembrolizumab, a PD-1 blocking antibody, investigating this combination in patients with untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population, and we believe initial safety data from this single arm cohort may support the initiation of a first-line registration trial with this combination. We further plan to initiate a cohort investigating petosemtamab in 2L CRC patients in 2024. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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
•
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that an antibody candidate is safe, pure, potent and/or effective for its proposed indication;
•
we may be unable to demonstrate that an antibody candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials;
•
the data collected from clinical trials of our antibody candidates, our data monitoring, oversight of our CROs may not be sufficient in amount or quality to support the submission of a BLA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;
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
•
for instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for a revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory exclusivity and revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council. The proposals may be substantially revised before adoption, which is not anticipated before the end of 2026. The revisions may, however, have a significant impact on the biopharmaceutical industry and our business in the long term.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market any of our antibody candidates, which would significantly harm our business, results of operations and prospects. The FDA and other regulatory authorities have substantial discretion in the approval process, and determining when or whether regulatory approval will be obtained for any of our antibody candidates. Even if we believe the data collected from clinical trials of our antibody candidates are promising, such data may not be sufficient in quantity or quality to support approval by the FDA or any other regulatory authority.

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

We have been granted a Fast Track designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy and for petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody, and we may seek additional Fast Track designations for zenocutuzumab, petosemtamab or for our other antibody candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing therapeutic candidates that meet certain criteria. Specifically, investigational biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. With a Fast Track designation for an antibody candidate, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

In addition, even if one or more of our product candidates qualify as Breakthrough Therapies and have received such designation, the FDA may later decide that the product candidate no longer meets the conditions for qualification and rescind the designation.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price. Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule. As such, we, our collaborators, research institutions, health care providers and other entities that provide personally identifiable information to us may be subject to state information security laws, and state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA.

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

Further, following the withdrawal of the UK from the EU on January 31, 2020, and the expiration of the transition period, from January 1, 2021, we have had to comply with the GDPR and separately the UK GDPR, with each regime having the ability to fine up to the greater of €20 million/ £17 million or 4% of global turnover. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the U.K. to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Upon grant of a marketing authorization (MA), orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that during this period, the regulatory authorities cannot accept another application for a MA or grant a MA or accept an application to extend an existing MA for the same indication, in respect of a similar medicinal product. The application for orphan designation must be submitted before the MA application (MAA). The applicant will receive a fee reduction for the MAA if the orphan designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

In the United States, orphan drug designation entitles a party to potential financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to potential financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the EMA for zenocutuzumab or additional orphan drug designations for zenocutuzumab, and we may seek such designation from the FDA and foreign regulatory authorities for other clinical assets, where supported by data in the appropriate disease or condition that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab for treatment of patients with pancreatic cancer and may obtain addition designations for zenocutuzumab, or orphan designations for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our antibody candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our antibody candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any antibody candidates that we develop. Moreover, as a result of the COVID-19 pandemic, certain of our third-party CROs have been affected and in some instances have experienced cessation or mitigation of activity and may experience closures and labor shortages, negative impacts concerning site oversight, data and medical monitoring, each of which alone or together may negatively affect our pre-clinical and clinical development activities. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

In addition, the manufacturing of our novel antibody candidates is expensive and time-consuming, and generally requires more complex processes than those associated with small-molecule drugs. If we are successful in obtaining regulatory approval for any of our antibody candidates, including zenocutuzumab, we might have limited quantities of such antibody candidates available to us in connection with a potential commercial launch, and these supplies may be further limited by our ongoing clinical development activities. If our manufacturers, collaborators or we are unable to purchase or produce sufficient quantities of raw materials or of our antibody candidates after regulatory approval has been obtained for our antibody candidates, the commercial launch of our antibody candidates could be delayed or there could be a shortage in supply, which in either case, would impair our ability to generate revenues from the sale of our antibody candidates.

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

We are incorporated under the laws of the Netherlands. Most of our assets are located outside the United States. Currently, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final, or impose as a condition for recognition that security is posted. A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Thus, certain investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers (functionarissen).

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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2023, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2023. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds a common share, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC, for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder. If we were to be a PFIC, “excess distributions” (as such term is defined in the United States Internal Revenue Code of 1986, as amended (the U.S. Tax Code)) to a U.S. Holder, and any gain recognized by a U.S. Holder on a disposition of our common shares would be taxed in potentially unfavorable ways. Among other consequences, our dividends would be taxed at the regular rates applicable to ordinary income, rather than the reduced rate applicable to certain dividends received by an individual from a qualified foreign corporation, and, to the extent that they constituted excess distributions, certain interest charges may apply, and gains on the sale of our shares would be treated in the same way as excess distributions. In addition, the U.S. Holder would be subject to detailed reporting obligations. The tests for determining PFIC status are applied annually and it is difficult to make accurate predictions of future income and assets, which are relevant to the determination of any future PFIC status. As such, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Further, we cannot provide any assurances that we will furnish to any U.S. Holder information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares, including the potential availability and advisability of an election to treat us as a qualified electing fund or a mark-to-market election. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

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

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any) as such term is defined in the U.S. Tax Code. A United States shareholder of a controlled foreign corporation may be required to report annually and include in its U.S. taxable income, as ordinary income, its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by the controlled foreign corporation, regardless of whether the controlled foreign corporation makes any distributions. An individual that is a United States shareholder with respect to a controlled foreign corporation generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a corporation. Failure to comply with these reporting obligations may subject a United States shareholder to significant monetary penalties and may extend the statute of limitations with respect to such United States shareholder’s U.S. federal income tax return for the year for which reporting was due. We cannot provide any assurances that we will assist investors in determining whether we or any of our future non-U.S. subsidiaries is treated as a controlled foreign corporation or whether such investor is treated as a United States shareholder with respect to any such controlled foreign corporations. Further, we cannot provide any assurances that we will furnish to any United States shareholders information that may be necessary to comply with the aforementioned reporting and tax payment obligations. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our common shares. The risk of being subject to increased taxation may deter our current shareholders from increasing their investment in us and others from investing in us, which could impact the demand for, and value of, our common shares.

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

Pursuant to Section 404(a) of SOX (Section 404) we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K. Additionally, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404(a), we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we continue to dedicate internal resources and have engaged outside consultants and adopted a detailed work plan to assess and document the adequacy of our internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to maintain effective internal control over financial reporting as required by Section 404. Material weaknesses or significant deficiencies in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We design and are assessing our cybersecurity risk management program based on the ISO27001:2022 standard. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the ISO27001:2022 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information technology systems that are vulnerable to cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our IT department who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process. The cybersecurity risk management program also includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us with designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards, and investigations on an as needed basis. We contractually require third-party service providers to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please see section “Risk Factors --Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business,” in this Annual Report on Form 10-K.

Cybersecurity governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Operating Officer and management team are primarily responsible for assessing and managing our material risks from cybersecurity threats with assistance from the Head of IT Security and Compliance, the supporting internal team and support of third-party service providers.

Our Chief Operating Officer oversees our cybersecurity policies and processes, including those described in “Cybersecurity Risk Management and Strategy” above.

Our Chief Operating Officer and Head of IT Security provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and policy and procedures, and changes in applicable law or regulations concerning such subject matter. Our audit committee is charged with, and is able to pass resolutions relating to the application of information and communication technology by the Company, including risks relating to cybersecurity. Moreover, periodic briefings are also provided to the board of directors relating to our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and policy and procedures, and changes in applicable law or regulations concerning such subject matter.

Our team that is responsible for assessing and our material risks from cybersecurity threats, including our Chief Operating Officer, Chief Financial Officer, and Senior Director, Head of IT Security and Compliance, has more than a combined 30 years of risk management experience. Our team’s experience includes the Senior Director, Head of IT Security and Compliance, who has an extensive (+25 years) track record on cyber- and IT risks management, developing security and compliance programs and frameworks and leading IT security organizations, our Chief Finance Officer who, serving that role at Merus and prior companies and serving as a previously Audit Committee chairperson for Merus and current chairperson at Kala Pharmaceuticals, has devoted significant attention to evaluation of risks posed by cybersecurity threats, and means to mitigate those risks, while evaluating strategies to gain a high level of cyber security, and our Chief Operating Officer, who manages the IT organization at Merus and has devoted significant attention to evaluation of risks posed by cybersecurity threats, and means to mitigate those risks, and review U.S. jurisprudence concerning protection of confidential information and trade secrets and has participated in trainings on cybersecurity threat defense and response, and cybersecurity strategies from a legal perspective.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common shares are traded on The Nasdaq Global Market under the symbol “MRUS.” Trading of our common shares commenced on May 24, 2016, following the completion of our initial public offering.

As of February 22, 2024, the number of holders of record of our common shares was 190. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2023.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph and table illustrate the total return from December 31, 2018 through December 31, 2023, for (i) our common shares, (ii) the Loncar Cancer Immunotherapy ETF, and (iii) NASDAQ Biotechnology (TR). The graph and the table assume that $100 was invested on December 31, 2018 in each of our common shares, the Loncar Cancer Immunotherapy ETF, and NASDAQ Biotechnology (TR), and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our common shares and may not be indicative of our future performance.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab) for the potential treatment of solid tumors that harbor Neuregulin 1 (NRG1) gene fusions as a monotherapy; MCLA-158 (petosemtamab) for the potential treatment of solid tumors; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively develop MCLA-129 in China, while Merus retains full ex-China rights and MCLA-145 for the potential treatment of solid tumors. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and advance them into clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $411.7 million as of December 31, 2023 will fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Granted Fast Track Designation (FTD) for the treatment of patients with recurrent or metastatic head & neck squamous cell carcinoma (HNSCC), investigation continues in dose expansion in the phase 1/2 trial with petosemtamab monotherapy in previously treated HNSCC, as well as in combination with pembrolizumab as front-line therapy ongoing; planned initiation of 2L+ CRC cohort in 2024.

Petosemtamab is in clinical development in the expansion part of a Phase 1/2 open-label, multicenter trial evaluating petosemtamab monotherapy in patients with advanced solid tumors, including previously treated advanced (recurrent or metastatic) head and neck squamous cell carcinoma (HNSCC).

We are currently evaluating a cohort of patients receiving petosemtamab in combination with pembrolizumab with untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population. We believe initial safety data from this single arm cohort may support the initiation of a first-line registration trial with this combination. We plan to report initial interim clinical data from this cohort in the second quarter of 2024. Among the initial patients dosed in the front-line combination, the safety profile has been observed to be generally well tolerated.

We are currently evaluating approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. We plan to share clinical data from this cohort in the second half of 2024. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC. We anticipate such a trial could potentially start in mid-2024. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

At the American Association of Cancer Research (AACR) Annual Meeting 2023, Merus provided interim data on 49 2L+ HNSCC patients that were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenous every two weeks. 43 patients were evaluable for efficacy. As of a February 1, 2023 data cutoff date, the ORR was 37.2% by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 per investigator assessment. Petosemtamab continued to demonstrate a manageable safety profile. We plan to provide updated efficacy, durability and safety data of this cohort in the second half of 2024.

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

In 2024, we plan on evaluating petosemtamab in 2L colorectal cancer patients.

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Sufficient clinical data expected in 1H24 to support potential BLA submissions in NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer (PDAC).

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

Observations in the NRG1+ NSCLC presentation include:

As of the July 31, 2023 data cutoff date, 105 patients with NRG1+ NSCLC were treated with Zeno. 78 patients with measurable disease were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and who met the criteria for the primary analysis population. Patients who were excluded from the efficacy include two who discontinued early for reasons not related to progressive disease; two patients that received a prior anti-HER3 inhibitor; two patients with other genetic driver mutations; one patient with concomitant anti-cancer medication use; and one patient with baseline scan > 5 weeks before first dose; and a patient with non-measurable disease. As of the data cutoff date, interim results from the primary analysis population (n=78) included:

•
37.2% (29/78; 95% Cl: 26.5-48.9) overall response rate (ORR) per RECIST (Response Evaluation Criteria in Solid Tumors) v1.1 by investigator assessment;
•
61.5% (95% CI: 49.8 - 72.3) clinical benefit rate (CBR); and
•
14.9 months median duration of response (DOR) and 20 patients were continuing treatment as of the data cutoff date.

Observations in the NRG1+ PDAC presentation include:

As of the July 31, 2023 data cutoff date, 44 patients with NRG1+ PDAC were treated with Zeno. 33 patients with measurable disease were treated by February 13, 2023, allowing for the potential for ≥ 24 weeks follow-up, and who met the criteria for the primary analysis population. Patients who were excluded from the efficacy population include two patients with other genetic driver mutations; one patient with prior anti-HER3 therapy; one patient with a nonfunctional NRG1 fusion; and one patient with a baseline scan > 5 weeks before the first dose. As of the data cutoff date, interim results from the primary analysis population (n=33) included:

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

Safety findings from both presentations: Zeno was generally well tolerated among the 189 NRG1+ cancer patients who were treated with 750 mg Q2W monotherapy, with 6% of patients experiencing related grade 3-4 toxicities.

We expect we will have sufficient clinical data in the first half of 2024 to support potential BLA submissions in both NRG1+ NSCLC and NRG1+ PDAC.

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

We are also evaluating Zeno in combination with an ADT (enzalutamide or abiraterone) in CRPC, irrespective of NRG1+ status. Enrollment is paused and we plan to continue monitoring these patients. We also continue to monitor patients treated with Zeno in combination with afatinib but no further enrollment is planned at this time.

We are also conducting ongoing translational work on potential biomarkers outside of NRG1+ cancer which may support development opportunities for Zeno in additional areas of unmet need.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Investigation of MCLA-129 continues in the MET ex14 NSCLC expansion cohort in the phase 1/2 trial; MCLA-129 in combination with chemotherapy in 2L+ EGFR mutant (EGFRm) NSCLC in 2024.

In December at the ESMO Asia Congress 2023 interim data was presented on MCLA-129 from ongoing expansion cohorts in NSCLC and in previously treated HNSCC.

Patients with advanced/metastatic EGFRm NSCLC were treated with MCLA-129 combined with osimertinib as first-line therapy or in the 2L+ setting after progression on osimertinib. In the 1L, all 16 evaluable patients experienced tumor shrinkage. In the 2L+ setting, 34 patients were evaluable for response with 11 experiencing confirmed PRs and 1 unconfirmed PR by RECIST v1.1. per investigator assessment. In the 60 NSCLC patients treated with MCLA-129 plus osimertinib, the safety profile shows adverse events associated with EGFR and c-MET inhibition as well as interstitial lung disease. We continue to follow these patients to evaluate potential for biomarkers to maximize efficacy, while proactively addressing safety signals seen to date.

Based on the results to date, we are encouraged by the potential for MCLA-129 in the treatment of cancer are evaluating focused investment opportunities. We plan to start a cohort of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC in 2024. Additionally, we remain interested and are continuing investigation of cohort B evaluating MCLA-129 in patients with MET exon14 skipping NSCLC. We also remain interested in exploring partnering MCLA-129 with other companies to sufficiently resource the development of MCLA-129 and potential benefit it may have for patients.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Investigation continues of the phase 1 trial of MCLA-145 in combination with pembrolizumab.

MCLA-145 is in clinical development in a global, phase 1, open-label, clinical trial evaluating MCLA-145 in patients with solid tumors. The trial is in the dose expansion phase, and we continue to monitor and evaluate patients on treatment with the combination of MCLA-145 with pembrolizumab.

Collaborations and Other Revenue Generating Agreements

Refer to Item 1, “Business—Collaboration Agreements,” and Note 12, “Collaborations,” of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the key terms of our arrangements.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2023 and 2022:

	2023	Change	%	2022

Incyte	$29,024	$2,646	10.0%	$26,378
Lilly	14,867	952	6.8%	13,915
Other	56	(1,237)	-95.7%	1,293
Total collaboration revenue	$43,947	2,361	5.7%	$41,586

Our revenue from each collaborator consists of revenue recognized from the amortization of deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services reimbursement revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

Collaboration revenue for the year ended December 31, 2023 increased $2.4 million as compared to the year ended December 31, 2022, primarily as a result of increases in Incyte revenue of $2.6 million, and Lilly revenue of $1.0 million, offset by decreases in Other revenue of $1.2 million. The increase in Incyte revenue is primarily the result of increases in milestone revenue of $5.0 million and upfront payment amortization of $0.4 million due to changes in foreign exchange rates, partially offset by decreases in reimbursement revenue of $2.8 million. The increase in Lilly revenue is primarily the result of increases in reimbursement revenue of $0.7 million and upfront payment amortization of $0.3 million. The decrease in Other revenue is primarily the result of decreases in milestone revenue of $1.0 million and upfront payment amortization of $0.2 million.

As of December 31, 2023, we have total deferred revenue of $42.3 million, which primarily relates to the upfront payment received under our Incyte collaboration agreement and Lilly collaboration agreement. The original payment of $73.3 million from the Incyte collaboration agreement is expected to be recognized over the next two years. The original payment of $27.4 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target.

Operating Expenses

The following is a comparison of operating expenses for the years ended December 31, 2023 and 2022:

	2023	Change	%	2022

Research and development	$140,658	$(8,766)	-5.9%	$149,424
General and administrative	59,836	7,636	14.6%	52,200
Total operating expenses	$200,494	$(1,130)	-0.6%	$201,624

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

Research and development expense for the year ended December 31, 2023 decreased $8.8 million as compared to the year ended December 31, 2022, primarily as a result of decreases in external clinical services and drug manufacturing costs, including costs to fulfill our obligations under our collaboration agreements related to our programs of $18.8 million and partner expenses of $0.7 million, partially offset by increases to personnel related expenses including share-based compensation of $6.5 million due to an increase in employee headcount, consultancy expenses of $2.9 million, facilities expenses of $1.1 million, consumables expenses of $0.3 million, and travel expenses of $0.3 million.

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

General and Administrative Expense

General and administrative expenses consist primarily of salaries and related benefits, including share-based compensation, related to our executive, finance, legal and intellectual property, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property and general legal services.

General and administrative expense for the year ended December 31, 2023 increased $7.6 million as compared to the year ended December 31, 2022, primarily as a result of increases in consultancy expenses of $3.1 million, personnel related expenses including share-based compensation of $2.1 million due to an increase in employee headcount, intellectual property and licenses expenses of $1.0 million, facilities and depreciation expense of $0.9 million, legal expenses of $0.8 million and travel expenses of $0.5 million, partially offset by decreases in finance and human resources expenses of $0.9 million.

We expect general and administrative expenses to increase as we grow as a company, driven by the need to support a growing workforce, engaging in financing transactions, establishing and maintaining our intellectual property rights, fulfilling our compliance requirements as a public company and related legal, regulatory and potential commercialization costs.

Other Income, Net

The following is a comparison of other income, net, for the years ended December 31, 2023 and 2022:

	2023	Change	%	2022

Interest (expense) income, net	$14,510	$11,788	433.1%	$2,722
Foreign exchange (losses) gains, net	(9,710)	(35,732)	-137.3%	26,022
Other (losses) gains, net	—	(1,059)	-100.0%	1,059
Total other income (loss), net	$4,800	$(25,003)	-83.9%	$29,803

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables. Other gains or losses relate to the issuance and settlement of financial instruments. Other gains for the year ended December 31, 2023 decreased by $1.1 million as compared to the year ended December 31, 2022 due to the reduction of gains associated with the derivative instrument recognized due to post-employment modification of our settlement agreement with a former executive.

Income Tax Expense

The following is a comparison of income tax expense for the years ended December 31, 2023 and 2022:

	2023	Change	%	2022

Current	$2,350	$(233)	-9.0%	$2,583
Deferred	842	2,466	-151.8%	(1,624)
Income tax expense	$3,192	$2,233	232.9%	$959

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 required companies to capitalize and amortize these expenditures over five years (for U.S.-based research). As of December 31, 2022, we recorded an increase to net deferred tax assets of a $1.4 million and an increase to income taxes payable of a similar amount. During 2023, we concluded R&D expenses incurred by the Merus US entity are not USA R&D costs but rather pass through R&D costs to Merus N.V and therefore not subject to Section 174 rules. The change in our Section 174 position represents a change in estimate. The change in our Section 174 position as of year end 2023 from year end 2022 is based upon this new information and does not reflect the misapplication of any information which was available at the previous financial statement reporting date. During 2023, we removed the research and development costs deferred tax asset.

Income tax expense increased primarily due to an increase in book income before tax and a decrease in temporary differences due to the change in estimate related to the treatment of Section 174 expenses in 2023.

Net Loss

Net loss for the year ended December 31, 2023 was $154.9 million, compared to $131.2 million for the year ended December 31, 2022. The change in net loss of $23.7 million was primarily due to the increases general and administrative expenses and decreases in other income, partially offset by increases in collaboration revenue and decreases in research and development expenses.

Liquidity and Capital Resources

Cash requirements

We require external sources of financing to fund our operations. Since inception through December 31, 2023, we have raised an aggregate of $1,158.7 million, of which $165.4 million was non-equity funding through our collaboration agreements, $882.6 million was from the sale of common shares and $110.7 million was from private funding sources prior to our initial public offering. These amounts include aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly in January 2021 of $60.0 million, the aggregate net proceeds from the January 2021 follow-on offering of $129.7 million, the aggregate net proceeds from the November 2021 follow-on offering of $118.7 million, the aggregate net proceeds during the year ended December 31, 2022 from the "at the market" offering program pursuant to an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC (Jefferies) of $57.5 million, the aggregate net proceeds from the May 2023 "at the market" offering program pursuant to the Sales Agreement with Jefferies of $63.8 million, and the aggregate net proceeds from the August 2023 underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Guggenheim Securities, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “Underwriters”), of $162.2 million. As of December 31, 2023, we had $411.7 million in cash, cash equivalents and marketable securities that are available to fund our current and future operations.

In May 2021, we entered into the Sales Agreement with Jefferies, to sell from time to time up to $125.0 million of our common shares through an "at the market" offering program under which Jefferies acts as the sales agent. During the year ended December 31, 2021, we did not sell any shares under the Sales Agreement. During the year ended December 31, 2022, we had $59.5 million of gross proceeds from sales of our shares under the Sales Agreement. During the year ended December 31, 2023, we had $65.5 million of gross proceeds from sales of our ordinary shares under the Sales Agreement. Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, we delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. We are not subject to any termination penalties related to the termination of the Sales Agreement.

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

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2023 and 2022:

	2023	Change	%	2022

Net cash used in operating activities	$(142,207)	$7,692	-5%	$(149,899)
Net cash provided by (used in) investing activities	$(27,020)	$(29,822)	-1064%	$2,802
Net cash provided by financing activities	$230,086	$171,347	292%	$58,739

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 decreased $7.7 million as compared to the year ended December 31, 2022 primarily as a result of an increases in cash inflows from Other income of $7.8 million, and increase in operating cash receipts related to collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $0.5 million, partially offset by increases in cash outflows related to operating expenses of $0.6 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 increased by $29.8 million as compared to the year ended December 31, 2022, primarily due to increases in purchases of marketable securities of $15.5 million and decreases in proceeds from maturities of marketable securities of $17.9 million due to timing differences due to the make-up of the portfolio, partially offset by decreases in purchases of property and equipment of $3.6 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 increased by $171.3 million as compared to the year ended December 31, 2022, primarily due to higher proceeds received from the issuance of common shares under the August 2023 Underwriting Agreement of $162.2 million and the May 2023 Sales Agreement with Jefferies of $63.8 million compared to the 2022 proceeds received from the issuance of common shares under the Sales Agreement with Jefferies of $57.7 million, less $0.2 million increase in payments for offering costs, and increases in proceeds from stock option exercises of $3.4 million.

Cash Management

Our objective in managing our cash resources (cash, cash equivalents, and marketable securities) is to safeguard Merus’ ability to continue as a going concern and to minimize the cost of capital to provide returns for shareholders and benefits for other stakeholders.

Once we receive a source of financing, our cash resources are invested to preserve capital as a primary goal, and to derive some return as a secondary consideration. Cash and cash equivalents include deposits and investments held with financial institutions with an original maturity date of less than three months. Marketable securities include commercial paper, securities issued by several public corporations and the U.S. Treasury with a maturity date of greater than three months at the date of settlement. Cash and cash equivalents are held at banks and financial institutions with credit ratings varying between A and AAA, while investments are in highly rated vehicles with similar credit ratings.

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

Revenue Recognition

Significant judgment is required in applying our accounting policies concerning revenue recognition. Our collaboration arrangements may be subject to the scope of many accounting standards in addition to the standards applicable to revenue from contracts with customers, including whether all or part of the arrangement may be a collaboration arrangement as defined in the accounting standards or whether financial instruments exchanged in the same arrangement may be subject to other guidance. Such matters may impact the initial recognition, subsequent accounting and disclosures concerning the arrangement.

Our collaboration arrangements typically include a license to our intellectual property and significant judgment is applied in determining whether the particular license is distinct from other performance obligations in the arrangement. We consider whether the counterparty may be able to utilize the license in the absence of the provision of other performance obligations by us. Each collaboration features unique terms to a license and the provision of other performance obligations also varies. Such considerations impact the timing of recognition of consideration allocated to performance obligations.

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

Changes in these estimates impact the timing of revenue recognition. These estimates have not materially changed in the current period presented in our Consolidated Financial Statements. For example, with respect to the license and related activities performance obligation of the Incyte collaboration arrangement recognized as revenue over time as access to the platform for the generation of potential product candidates is provided to the customer, an increase of one year in the estimate as of January 1, 2023 would have decreased revenue recognized for the year ended December 31, 2023 by approximately $4.2 million, excluding the effects of foreign exchange translation.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of December 31, 2023, marketable securities were $207.4 million. As of December 31, 2022, marketable securities were $178.9 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations for either year. We had no outstanding debt that is subject to interest rate risk as of December 31, 2023 or December 31, 2022.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2023, by approximately $24.5 million and increased our currency translation adjustment by approximately $66.1 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2022, by approximately $20.0 million and increased our currency translation adjustment by approximately $3.4 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG Accountants N.V., an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Insider Trading Arrangements and Policies

During the three months ended December 31, 2023, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director Biographical Information

Anand Mehra, M.D., age 48, has served as a non-executive director since August 2015 and as Chairperson of our board of directors effective since June 2020. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (Aclaris), and Spark Therapeutics. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held life science company Aclaris. Within the past five years, he also served on the boards of directors of the publicly held life science companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life science industry, his service on the board of directors of other publicly held life science companies and his extensive leadership experience qualify him to serve on our board of directors.

Maxine Gowen, Ph.D., age 65, has served as a non-executive director of our board of directors since May 2021. Dr. Gowen was the founding President and Chief Executive Officer of Trevena, Inc. (Trevena), from 2007 to October 2018. Prior to this position, Dr. Gowen held a variety of leadership roles at GlaxoSmithKline (GSK) over a period of 15 years. As Senior Vice President for the company’s Center of Excellence for Drug Discovery, she developed an innovative new approach to externalizing drug discovery. Dr. Gowen was previously President and Managing Partner at SR One, the venture capital subsidiary of GSK, where she led its investments in and served on the boards of directors of numerous companies. Dr. Gowen also previously served as Vice President, Drug Discovery, Musculoskeletal Diseases at GSK, where she was responsible for drug discovery and early development for osteoporosis, arthritis and metastatic bone disease. Dr. Gowen currently serves on the boards of directors of publicly held life science companies Aclaris, and Passage Bio, and served on the boards of directors of publicly held life science companies Aceragen, Inc., Akebia Therapeutics (Akebia), Idera Therapeutics, and Trevena. Dr. Gowen holds a B.Sc. in biochemistry from the University of Bristol, U.K., received a Ph.D. in cell biology from the University of Sheffield, U.K., and received an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Dr. Gowen is qualified to serve on our board of directors due to her leadership, experience in the biotechnology industry and in the field of clinical drug development, her scientific experience and her tenure as CEO and independent director at several publicly held life science companies.

Mark Iwicki, age 57, has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairperson of our board of directors. Mr. Iwicki currently serves as the Chairperson and Chief Executive Officer of Kala Pharmaceuticals, Inc., a pharmaceutical company, where he has been employed since April 2015. From February 2014 to November 2014 Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Iwicki held executive positions, including Vice President and Business Unit Head, at Novartis Pharmaceuticals Corporation, a pharmaceutical company. Mr. Iwicki currently serves on the boards of directors of publicly held life science companies Akero Therapeutics, Inc. and Kala Pharmaceuticals, Inc. Within the past five years, he also served on the board of directors of the publicly held life science company Aimmune Therapeutics Inc. and Pulmatrix, Inc. Mr. Iwicki received a B.A. in business administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due to his leadership, commercial and business experience in the biotechnology industry and breadth of knowledge about our business, as well as his tenure as CEO and independent director in several publicly held life science companies.

Len Kanavy, age 63, has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

Bill Lundberg, M.D., age 60, has served as a non-executive of our board of directors from June 2019 to December 2019, and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (CRISPR), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (Alexion), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (Taligen), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of the publicly traded life science company Vor Biopharma. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/M.I.T., and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Paolo Pucci, age 62, has served as a non-executive director of our board of directors since June 2020. Mr. Pucci served as the Chief Executive Officer of ArQule, Inc. (ArQule), a biopharmaceutical oncology company engaged in the research and development of targeted therapeutics, from June 2008 until its acquisition by Merck Inc. in January 2020. Prior to joining ArQule, Mr. Pucci worked at Bayer AG from 2001 to 2008, where he served in a number of leadership capacities including President of the Oncology & Global Specialty Medicines Business Units and was a member of the Bayer Pharmaceuticals Global Management Committee. Before Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly and Company from July 1991 to April 2001, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. Mr. Pucci earned an M.S. in economics and accounting from Università degli Study di Napoli Federico II and an M.B.A. in marketing and finance from the University of Chicago. Within the past five years, Mr. Pucci previously served on the boards of directors of Algeta ASA, until its acquisition by Bayer AG, and Dyax Inc., until its acquisition by Shire Plc (which was subsequently acquired by Takeda Pharmaceutical Company Ltd.), New Link Genetics Inc, ArQule Inc., until its acquisition by Merck Inc., and Trillium Therapeutics Inc., until its acquisition by Pfizer Inc. He currently serves on the boards of directors of publicly held life sciences companies West Pharmaceuticals Services, Inc., and Replimmune Group Inc. We believe that Mr. Pucci is qualified to serve on our board of directors due to his leadership, international business and biotechnology experience in large multinational pharmaceutical corporations as well as his tenure as CEO and independent director in several publicly held life science companies, and breadth of knowledge about our business.

Victor Sandor, M.D.C.M., age 57, has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (Array), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi® and Mektovi® for the treatment of BRAFV600E/K mutant melanoma and Braftovi for the treatment of BRAFV600E mutant colorectal cancer. Prior to joining Array, from February 2010 to September 2014, he was Senior Vice President for Global Clinical Development at Incyte Corporation (Incyte), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi® for the treatment of myelofibrosis and polycythemia vera. Prior to joining Incyte, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, prior to that held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex® (anastrozole) for adjuvant use and the development of early stage programs through proof-of-concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. He currently serves on the boards of directors of publicly held life sciences companies ADC Therapeutics, Istari Oncology, Prelude Therapeutics and Kymera Therapeutics. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience and breadth of knowledge about our business.

Information About Our Executive Officers

Bill Lundberg, M.D., age 60, see biography under "Director Biographical Information".

Andrew Joe, M.D., age 58, has served as our Chief Medical Officer since July 2020. His responsibilities include overseeing clinical and regulatory strategy and activities at Merus. He brings over 20 years of experience in clinical drug development and translational research within industry and academic medicine. Dr. Joe most recently led the immuno-oncology program at Sanofi, which included co-development of LIBTAYO® (cemiplimab-rwlc) with Regeneron in skin, lung and other cancers. Previously at Merck Sharp & Dohme Corp., he led the KEYTRUDA® (pembrolizumab) New Indications Development Team in obtaining the first tumor/histology-agnostic drug approval in Microsatellite Instability-High (MSI-H) cancer, and the first immuno-oncology drug approval in a gynecological malignancy (cervical cancer). Dr. Joe also played key roles at Novartis in the global approval of Zykadia® (ceritinib) in ALK-positive lung cancer and at Roche in the global approval of ZELBORAF® (vemurafenib) in BRAF-mutant metastatic melanoma.

Dr. Joe is an Assistant Professor of Medicine at Columbia University Irving Medical Center. He received B.S. degrees in chemistry and biology from the Massachusetts Institute of Technology and an M.D. from the Mount Sinai School of Medicine.

Hui Liu, Ph.D., age 51, has served as our Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018. His responsibilities include business development, alliance management, product strategy, finance and Merus operations in the U.S. Prior to joining Merus, Dr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology, from 2013 to 2015, and as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, from 2009 to 2012, at Novartis AG. Prior to Novartis, Dr. Liu held positions of increasing responsibilities in business development at Pfizer, Inc. from 2004 to 2009 and in the R&D organization at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. Dr. Liu currently serves on the board of directors of RallyBio Corporation. From 2001 to 2004, Dr. Liu was an investment banker at Goldman Sachs and Citigroup. Dr. Liu holds a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University.

Peter B. Silverman, J.D., age 46, has served the Company since 2014, first as outside counsel, as Chief Operating Officer since January 1, 2023, as Head of Utrecht from April 2020 to January 1, 2023, as General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include management of the Company’s operations, legal and intellectual property, information technology, facilities and human resource matters, and management and operations of the headquarters in Utrecht. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold & Porter Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

Greg Perry, age 63, has served as a non-executive director of our board of directors since May 2016 and Vice Chairperson of our board of directors since August 2018. Since June 2023, Mr. Perry has served as our Chief Financial Officer (CFO). His responsibilities include serving as the Principal Financial Officer, and overseeing the finance and quality functions of our organization. From May 2018 until his retirement in April 2022, Mr. Perry served as the CFO at Finch Therapeutics Group. Mr. Perry served as the Chief Financial and Administrative Officer of Novelion Therapeutics Inc. from November 2016 to December 2017. Prior to Novelion, Mr. Perry was CFO of Aegerion Pharmaceuticals Inc. from July 2015 until its merger with Novelion in November 2016. He has also served as CFO of several additional biotechnology companies, and earlier in his career he held various financial leadership roles within ImmunoGen, Domantis Ltd., Transkaryotic Therapeutics, Honeywell and General Electric. Mr. Perry currently serves on the board of directors of Kala Pharmaceuticals. Mr. Perry received a B.A. in Economics and Political Science from Amherst College.

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

Other

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders.

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

3.
Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

	Articles of Association and By-Laws
3.1	Articles of Association of Merus N.V., as amended on May 28, 2021	8-K	001-37773	3.1	5/28/21

	Instruments Defining the Rights of Security Holders

4.1	Description of Securities	10-K	001-37773	4.1	2/28/2022

Material Contracts – Management Contracts and Compensation Plans

10.1.1	Merus N.V. 2010 Employee Option Plan, as amended	20-F	001-37773	4.1	4/30/18
10.1.2	Merus N.V. 2016 Incentive Award Plan and forms of award agreements thereunder, as amended	20-F	001-37773	4.2	4/30/18
10.1.3	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20
10.1.4	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16
10.1.5	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20
10.1.6	Employment Agreement, dated February 24, 2023, by and among Merus US, Inc., the Registrant and Hui Liu	10-K	001-37773	10.1.6	2/28/23
10.1.7	Employment Agreement, dated January 1, 2023, by and between Merus US, Inc. and Peter Silverman	8-K	001-37773	10.1	1/6/23
10.1.8	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20
10.1.9	Employment Agreement, dated as of June 14, 2023, by and between Merus US, Inc. and Gregory Perry	8-K	001-37773	10.1	6/15/23

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

Material Contracts – Banking and Financing

10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15
10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16
10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16
10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts – Leases

10.3.1	English translation of Lease for Office Space and Other Commercial Space, dated July 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.1	5/9/22
10.3.2	English translation of Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.2	5/9/22

	Material Contracts – Collaboration and License Agreements

10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17
10.4.2†	Share Subscription Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.13	4/28/17

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.4.3†††	Contract Research and License Agreement and Addendum between the Registrant and Ono Pharmaceutical Co., Ltd., dated April 8, 2014	10-Q	001-37773	10.3.5	11/2/21
10.4.4†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18

10.4.5††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21

Other Exhibits
21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16
23.1	Consent of Independent Registered Public Accounting firm					*
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

*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Compensation Recovery Policy					*
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

MERUS N.V.

Date: February 28, 2024	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sven A. Lundberg	President, Chief Executive Officer, Principal Executive Officer and Director	February 28, 2024
Sven (Bill) Ante Lundberg

/s/ Gregory D. Perry	Chief Financial Officer, Principal Financial Officer and Director	February 28, 2024
Gregory D. Perry

/s/ Harry Shuman	Chief Accounting Officer, Principal Accounting Officer	February 28, 2024
Harry Shuman

/s/ Anand Mehra	Chairman of the Board of Directors	February 28, 2024
Anand Mehra

/s/ Len Kanavy	Director	February 28, 2024
Len Kanavy

/s/ Mark T. Iwicki	Director	February 28, 2024
Mark T. Iwicki

/s/ Paolo Pucci	Director	February 28, 2024
Paolo Pucci

/s/ Victor Sandor	Director	February 28, 2024
Victor Sandor

/s/ Maxine Gowen	Director	February 28, 2024
Maxine Gowen

MERUS N.V.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Merus N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merus N.V. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity, for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Amstelveen, the Netherlands
February 28, 2024

MERUS N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$204,246	$147,749
Marketable securities	150,130	142,480
Accounts receivable	2,429	4,051
Prepaid expenses and other current assets	12,009	12,163
Total current assets	368,814	306,443
Marketable securities	57,312	36,457
Property and equipment, net	12,135	12,222
Operating lease right-of-use assets	11,362	12,618
Intangible assets, net	1,800	1,950
Deferred tax assets	1,199	2,041
Other assets	2,872	4,811
Total assets	$455,494	$376,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,602	$9,834
Accrued expenses and other liabilities	38,482	35,590
Income taxes payable	1,646	2,400
Current portion of lease obligation	1,674	1,684
Current portion of deferred revenue	22,685	29,418
Total current liabilities	69,089	78,926
Lease obligation	10,488	11,790
Deferred revenue, net of current portion	19,574	38,771
Total liabilities	99,151	129,487
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common shares, €0.09 par value; 67,500,000 and 67,500,000 shares authorized at December 31, 2023 and 2022, respectively; 57,825,879 and 46,310,589 shares issued and outstanding at December 31, 2023 and 2022, respectively	5,883	4,751
Additional paid-in capital	1,126,054	870,874
Accumulated deficit	(753,061)	(598,122)
Accumulated other comprehensive (loss) income	(22,533)	(30,448)
Total stockholders’ equity	356,343	247,055
Total liabilities and stockholders’ equity	$455,494	$376,542

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and except per share data)

	Year Ended December 31,
	2023	2022	2021
Collaboration revenue	$43,947	41,586	$19,503
Collaboration revenue (related party)	—	—	29,604
Total revenue	43,947	41,586	49,107
Operating expenses:
Research and development	140,658	149,424	98,187
General and administrative	59,836	52,200	40,896
Total operating expenses	200,494	201,624	139,083

Operating loss	(156,547)	(160,038)	(89,976)
Other income (loss), net:
Interest (expense) income, net	14,510	2,722	(129)
Foreign exchange (losses) gains, net	(9,710)	26,022	24,663
Other (losses) gains, net	—	1,059	(1,135)
Total other income (loss), net	4,800	29,803	23,399

Loss before income tax expense	(151,747)	(130,235)	(66,577)
Income tax expense	3,192	959	239
Net loss	$(154,939)	$(131,194)	$(66,816)
Other comprehensive income (loss):
Currency translation adjustment	7,915	(21,227)	(18,292)
Comprehensive loss	$(147,024)	$(152,421)	$(85,108)
Net loss per share allocable to common stockholders:
Basic and diluted	$(3.00)	$(2.92)	$(1.73)
Weighted-average common shares outstanding:
Basic and diluted	51,605,444	44,919,084	38,638,434

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(154,939)	$(131,194)	$(66,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,325	981	1,245
Amortization of intangible assets	215	304	240
Foreign exchange losses (gains)	13,951	(23,528)	(27,703)
Share-based compensation expense	26,226	24,535	17,091
Amortization (accretion) of discount on investments	(5,074)	(407)	450
Deferred tax benefit	842	(1,624)	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,726	1,831	(4,991)
Operating lease right-of-use assets and lease obligations	(84)	815	(24)
Prepaid expenses and other current assets	2,648	(7,344)	(1,092)
Accounts payable	(3,931)	(3,920)	10,715
Accrued expenses and other liabilities	1,615	15,648	2,127
Deferred revenue	(27,727)	(25,996)	9,138
Net cash used in operating activities	(142,207)	(149,899)	(59,627)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(235,263)	(219,725)	(215,839)
Proceeds from maturities of marketable securities	212,225	230,166	70,086
Purchases of intangible assets	—	(52)	—
Purchases of property and equipment	(3,982)	(7,587)	(870)
Net cash provided by (used in) investing activities	(27,020)	2,802	(146,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	(445)	(214)	(572)
Proceeds from issuance of common stock, net	225,945	57,740	248,630
Proceeds from issuance of common stock - Lilly	—	—	16,477
Proceeds from stock options exercised	4,586	1,213	17,423
Repurchase of restricted stock units	—	—	(285)
Short-swing profit disgorgement	—	—	282
Net cash provided by financing activities	230,086	58,739	281,955
Foreign exchange impact on cash, cash equivalents and restricted cash	(4,284)	(4,952)	2,761
Net increase (decrease) in cash, cash equivalents and restricted cash	56,575	(93,310)	78,466
Cash, cash equivalents, and restricted cash, beginning of period	148,439	241,749	163,283
Cash, cash equivalents, and restricted cash, end of period	$205,014	$148,439	$241,749
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$11,493	$2,626
Income taxes paid	$3,103	$—	$(635)
Non-cash purchases of property, equipment and intangibles	$42	$2,093	$—
Non-cash issuance of stock options	$—	$—	$573
Income tax refunds received	$—	$—	$—

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$204,246	$147,749	$241,435
Restricted cash included in other assets	768	690	314
	$205,014	$148,439	$241,749

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2020	31,602,953	$3,211	$490,093	$(400,112)	$9,071	$102,263
Issuance of common stock, net of commissions and offering costs	10,014,354	1,072	246,986	—	—	248,058
Issuance of common stock - Lilly	706,834	77	16,400	—	—	16,477
Exercise of stock options and vesting of restricted stock units	1,142,911	121	17,302	—	—	17,423
Repurchase of restricted stock units	—	—	(285)	—	—	(285)
Short-swing profit disgorgement	—	—	282	—	—	282
Share-based compensation	—	—	17,091		—	17,091
Currency translation adjustment	—	—	—	—	(18,292)	(18,292)
Net loss	—	—	—	(66,816)	—	(66,816)
Balance at December 31, 2021	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,720,846	258	57,269	—	—	57,527
Exercise of stock options and vesting of restricted stock units	122,691	12	1,201	—	—	1,213
Share-based compensation	—	—	24,535	—	—	24,535
Currency translation adjustment	—	—	—	—	(21,227)	(21,227)
Net loss	—	—	—	(131,194)	—	(131,194)
Balance at December 31, 2022	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	11,113,189	1,093	224,407	—	—	225,500
Exercise of stock options and vesting of restricted stock units	402,101	39	4,547	—	—	4,586
Share-based compensation	—	—	26,226	—	—	26,226
Currency translation adjustment	—	—	—	—	7,915	7,915
Net loss	—	—	—	(154,939)	—	(154,939)
Balance at December 31, 2023	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343

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

Since inception, the Company has generated an accumulated deficit of $753.1 million as of December 31, 2023. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2023, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in Note 1 The Company.

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

Property and Equipment

The Company records property and equipment at cost. The Company calculates depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset Category	Useful Lives
Laboratory equipment	5 years
Office furniture and equipment	5 years
Leasehold improvements	Shorter of term of lease or 10 years

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

Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded in 2023, 2022 or 2021.

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

The WBSO (afdrachtvermindering speur- en ontwikkelingswerk) is a Dutch fiscal facility that provides subsidies to companies, knowledge centers and self-employed people who perform research and development activities (as defined in the WBSO Act). Under this act, a contribution is paid towards the labor costs of employees directly involved in research and development. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $6.3 million, $5.9 million and $9.3 million as a reduction of research and development expenses, respectively.

Share-Based Compensation

The Company measures employee share-based compensation based on the grant date fair value of the share-based compensation award. The Company grants stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant, based on observable market prices.

For share-based awards subject time-based vesting, the Company recognizes employee share-based compensation expense on a straight-line basis over the requisite service period of the awards, generally from the date of grant through each vesting date. The Company recognizes forfeitures at the time they occur. The actual expense recognized over the vesting period will only represent those options that vest; the effect of forfeitures in the recognition of periodic compensation expense are not estimated prior to their occurrence.

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

In August 2018, the FASB issued ASU No. 2018-2, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which is aimed at improving the Codification related to long-duration contracts which will improve the timeliness of recognizing changes in the liability for future policy benefits, simplify accounting for certain market-based options, simplify the amortization of deferred acquisition costs, and improve the effectiveness of required disclosures. The FASB delayed the effective date of ASU 2018-12 to periods beginning after December 15, 2022, and interim periods within those fiscal years. This ASU is effective for the Company beginning January 1, 2023, and interim periods within that year. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

In October 2021, the FASB issued ASU 2021-08, Business Combination (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This ASU is effective for the Company beginning January 1, 2023, and interim periods within that year. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

3. Investments in Debt Securities

Debt securities are classified in the consolidated balance sheet as follows:

	December 31,
	2023	2022
	Balance	Balance
	(in thousands)
Cash equivalents	$24,273	$18,404
Current marketable securities	150,130	142,480
Non-current marketable securities	57,312	36,457
Total	$231,715	$197,341

The following table summarizes debt securities by maturity at December 31, 2023 (in thousands):

Maturity	Amortized Cost
Within one year	$174,403
After one year through five years	57,312
Total	$231,715

The following table summarizes debt securities by credit-quality indicator:

	Credit Quality Indicator as of December 31, 2023
	AAA	AA- to AA+	A- to A+	Total
	(In thousands)
Money market funds	$24,273	$—	$—	$24,273
Corporate paper and notes	—	33,526	112,889	146,415
U.S. government agency securities	4,000	27,482	7,974	39,456
U.S. treasuries	—	20,585	986	21,571
Total	$28,273	$81,593	$121,849	$231,715

The credit quality indicator was derived from publicly available ratings published by Moody’s or a comparable credit rating agency, last updated as of December 31, 2023.

The following table summarizes the fair value of debt securities by major security type held at December 31, 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$24,273	$—	$—	$24,273
Corporate paper and notes	146,415	425	(148)	146,692
U.S. government agency securities	39,456	24	(70)	39,410
U.S. treasuries	21,571	18	(19)	21,570
Total	$231,715	$467	$(237)	$231,945

The following table summarizes the fair value of debt securities by major security type held at December 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$18,404	$—	$—	$18,404
Corporate paper and notes	126,102	15	(736)	125,381
U.S. government agency securities	34,364	4	(181)	34,187
U.S. treasuries	18,471	—	(98)	18,373
Total	$197,341	$19	$(1,015)	$196,345

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

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Prepaid research and development expenses	$6,872	$6,372
Prepaid general and administrative costs	2,058	2,940
Interest receivable	1,552	647
Other	1,527	2,204
Total	$12,009	$12,163

Restricted cash included in other assets totaled $0.8 million and $0.7 million as of December 31, 2023 and 2022, respectively. The nature of the restriction relates to amounts held as bank guarantees and collateral for a credit card borrowing arrangement.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2023	2022
	(In thousands)
Laboratory equipment	$7,489	$6,349
Office equipment and furniture	2,052	1,872
Leasehold improvements	10,293	9,111
Construction in progress	44	75
Property and equipment	19,878	17,407
Less: accumulated depreciation and amortization	(7,743)	(5,185)
Property and equipment, net	$12,135	$12,222

Construction in progress relates to certain ongoing development and construction costs related to the office lease the Company entered into with Kadans Science Partner XII B.V. that was entered into during 2022. Additional details for the lease agreement are described in Note 9 Operating Leases. Depreciation and amortization expense was $2.3 million, $1.0 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Property and equipment are predominantly located in the Netherlands.

6. Intangible assets, net

Intangible assets, net consists of the following:

	December 31,
	2023	2022
	(In thousands)
Licenses of intellectual property	$3,565	$3,441
Software licenses	184	251
Intangible assets	3,749	3,692
Less: accumulated amortization	(1,949)	(1,742)
Intangible assets, net	$1,800	$1,950

Amortization expense was $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Intangible assets are predominantly located in the Netherlands.

Amortization expense over the next five years is expected to be as follows (in thousands):

Year	Expected amortization
2024	$164
2025	150
2026	150
2027	150
2028	150
Thereafter	1,036
Total remaining value	$1,800

7. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued research and development expenses	$27,970	$26,159
Accrued personnel costs	8,348	5,778
Accrued general and administrative expenses	2,129	3,615
Other	35	38
Accrued expenses	$38,482	$35,590

8. Income Taxes

The components of loss from operations before income tax expense are as follows:

	Year ended December 31,
	2023	2022	2021
		(In thousands)
United States	$(6,117)	$(10,437)	$(8,502)
Netherlands	(145,630)	(119,798)	(58,075)
Total loss before income taxes	$(151,747)	$(130,235)	$(66,577)

The components of income tax expense (benefit) from continuing operations are as follows:

	December 31,
	2023	2022	2021
	(In thousands)
U.S. federal	$1,640	$1,815	$173
U.S. state	710	768	73
Total current tax expense	$2,350	$2,583	$246

U.S. federal	$595	$(1,148)	$(5)
U.S. state	247	(476)	(2)
Total deferred tax expense (benefit)	$842	$(1,624)	$(7)

Total income tax expense	$3,192	$959	$239

The Company recognizes income tax expense (benefit) based on its continuing operations in the U.S. The parent company in the Netherlands has net operating losses.

The parent company is subject to income tax in the Netherlands where a greater proportion of economic activity is attributed. A reconciliation of the Netherlands statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Netherlands statutory income tax rate	25.8%	25.8%	25.0%
Changes in tax rates	—	—	5.2
Non-deductible expenses	(2.4)	(4.4)	0.7
Change in valuation allowance	(24.9)	(22.0)	(31.4)
Other	(0.6)	(0.1)	0.1
Effective income tax rate	(2.1)%	(0.7)%	(0.4)%

In 2020 and 2021, Dutch tax authorities enacted new tax rates applicable to future periods which impact the measurement of deferred income taxes. The effect of the change in the valuation allowance each year reflects the increase or decrease in the valuation allowance against deferred tax assets attributable to the Netherlands.

The components of the Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$161,966	$110,722
Deferred revenue	10,903	17,593
Research and development costs	—	1,419
Excess interest carryforward	84	1,316
Lease obligation	3,160	3,507
Accrued expenses and other	1,238	696
Total deferred tax assets	177,351	135,253
Deferred tax asset valuation allowance	(173,152)	(129,848)
Total deferred tax assets, net of valuation allowance	$4,199	$5,405

Deferred tax liabilities:
Operating lease right-of-use assets	$2,953	$3,286
Other	47	79
Total deferred tax liabilities	$3,000	$3,365

Net deferred tax asset	$1,199	$2,041

After consideration of all positive and negative evidence, the Company believes that it is more-likely-than-not that our Netherlands deferred tax assets that are not supported by reversing temporary differences will not be realized. As a result, the Company established a valuation allowance of $173.2 million and $129.8 million as of December 31, 2023 and 2022, respectively. The increase in the valuation allowance of $43.3 million and $23.4 million for the years ended December 31, 2023 and 2022, respectively, is primarily attributable to the increase in net operating loss carryforward deferred tax assets for which a full valuation allowance applies. As of December 31, 2023, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital totaled $5.4 million.

As of December 31, 2023, the Company did not have any net operating losses for U.S. federal or state income tax purposes. The Company had net operating loss carryforwards for Dutch income tax purposes of $628.0 million as of December 31, 2023. Under Dutch tax law, net operating loss carryforwards may be used to offset future taxable income in full up to €1.0 million and 50% of taxable income that exceeds €1.0 million. Effective as of January 1, 2022, these losses can be carried forward indefinitely.

As of December 31, 2023, the Company had no unrecognized tax benefits. As of December 31, 2023, the Company had no accrued interest or penalties related to underpayments of income taxes and no amounts have been recognized in the consolidated statements of operations. The Company will recognize interest and penalties related to an underpayment of income taxes in income tax expense.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The statute of limitations for assessment by the Internal Revenue Service (IRS), and Massachusetts tax authorities is closed for tax years prior to 2020. The statute of limitations for assessment by the Netherlands tax authorities is closed for tax years prior to 2018. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

On July 19, 2019, Merus N.V. entered into a lease agreement with Kadans Science Partner XIII B.V. (“Kadans”) for the Accelerator headquarters. In April 2022, the Accelerator lease between the Company and Kadans commenced. In accordance with the accounting requirements under ASC 842, the right-of-use asset and lease obligation were not recorded until the lease commenced. In December 2022, the Company completed the fit-out construction on approximately 4,957 square meters of office and laboratory space in the premises. The lease provides for a base rent of approximately €1.4 million per annum. The rent amount is subject to adjustment based on the consumer price index (the “CPI”) annually, beginning one year after the lease commencement date, subject to certain limitations if the CPI is greater than 3.0%. The initial term of the lease is ten years with two 5-year renewal options following the initial term, unless earlier terminated by the Company or Kadans, except that the earliest Kadans may terminate the lease is 20 years from the completion date of the premise construction. The Company expects the lease to end as of April 4, 2032. On April 5, 2022, the Company recognized a right-of-use asset of $11.5 million, or €10.5 million, and a lease liability of $12.4 million, or €11.3 million, on the consolidated balance sheets. In connection with signing the lease, the Company received a lease incentive of $0.9 million, or €0.8 million. To measure the lease liability at the commencement date, the Company discounted the outstanding lease payments using an incremental borrowing rate of 4.85%. During the three months ended June 30, 2023, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no other changes in the Company’s lease arrangements during the twelve months ended December 31, 2023.

During the year ended December 31, 2021, the Company signed a lease amendment (the “Amendment”), which extended the term of the lease for its former corporate headquarters with Stichting Incubator Utrecht by approximately 1.5 years ending at the end of March 2023. The Amendment did not include additional right-of-use other than the extended lease term. There is no additional renewal term included in the Amendment to consider in the estimate of the lease term. On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. The lease liability and right-of-use asset for the former corporate headquarters was reduced to $0 as the final payments were made during the first quarter of 2023.

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

The components of lease cost recorded in the Company’s consolidated statement of operations and statement of cash flows were as follows:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Operating lease cost	$2,256	$2,524
Variable lease cost	190	366
Total lease cost included in operating expenses	$2,446	$2,890

Cash paid to lessors included in operating cash outflows	$2,367	$2,622

The Company’s non-lease cost and other costs paid to the lessor are primarily related to services provided by the lessor in operating the premises that includes fees, operating costs, taxes and insurance related to the leased premises.

Maturities of the Company’s operating lease obligations as of December 31, 2023 were as follows (in thousands):

Year	Operating Leases
2024	$2,208
2025	$2,224
2026	$1,785
2027	$1,563
2028	$1,563
Thereafter	$5,100
Total lease payments	$14,443
Less: amount representing interest	$(2,281)
Total lease obligations	$12,162

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

	As of December 31,
	2023	2022
Weighted-average remaining operating lease term (in years)	7.6	8.3
Weighted-average discount rate for operating leases	4.8%	4.8%

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company may indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, such as gross negligence, willful misconduct or at times, other activities. These indemnification provisions may survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2023.

Litigation

From time to time, the Company may be involved in various claims and legal proceedings relating to or arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. Further proceedings may follow if appealed by Kymab before the Technical Board of Appeals. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

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

During the year ended December 31, 2023, the Company sold 3,272,280 shares of its common stock under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees. Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, the Company delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. The program timeline is expected to extend beyond the original research term. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly would be required to extend the research term to 2025, subject to its discretion. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline is expected to extend beyond this first extension, and such an extension into 2025 would result in a fee of $0.5 million. The $0.5 million extension is included in the Lilly cost-to-cost model as of December 31, 2023 and December 31, 2022.

As of December 31, 2023, research activities were on-going and no milestones have been achieved to date.

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

During the year ended December 31, 2023, the Company recognized a $2.5 million milestone from Incyte related to the initiation of a Phase 1 study with respect to a novel target pair program, a second $2.5 million milestone from Incyte related to the initiation of a Phase 1 study with respect to a novel target pair program, and a $1.0 million milestone from Incyte related to candidate nomination. There were no additional development or commercialization milestones recognized during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recognized a total of $1.0 million in development milestones. During the year ended December 31, 2021, the Company recognized a total of $2.0 million in development milestones.

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

There were no development milestones achieved in the year ended December 31, 2023. The Company achieved a €1.0 million (approximately $1.0 million) development milestone in the year ended December 31, 2022. There were no development milestones achieved in the year ended December 31, 2020.

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

The Company has achieved three milestones under this agreement and has received an aggregate of $1.8 million in milestone payments. During the years ended December 31, 2021 and 2020, the Company recognized $0.5 million for milestones achieved under the Simcere Agreement, respectively. In January 2022, the Company and Simcere terminated the Simcere Agreement, effective March 30, 2022. There were no milestones achieved during the year ended December 31, 2023.

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

To date, both the Company and Betta have achieved a development milestone both valued at $2.0 million. The amounts were recognized as milestone revenue of $2.0 million and research and development cost of $2.0 million in the Company’s statement of operations for the year ended December 31, 2020. No milestones were achieved during the years ended December 31, 2023, 2022, and 2021, respectively.

Contract Assets, Liabilities, Revenues and Expenses

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Third Party
	Incyte	Lilly	Other	Total
Contract assets
Accounts receivable
Balance at January 1, 2023	$—	$—	$1,068	$1,068
Billings	12,374	4,336	69	$16,779
Cash receipts	(12,395)	(4,336)	(1,142)	$(17,873)
Adjustments	—	—	—	$—
Foreign exchange	21	—	5	$26
Balance at December 31, 2023	$-	$-	$-	$-

Unbilled receivables
Balance at January 1, 2023	$1,986	$808	$189	$2,983
Accrued receivables	11,778	4,374	—	$16,152
Billings	(12,374)	(4,336)	—	$(16,710)
Adjustments	7	(7)	—	$—
Foreign exchange	—	—	4	$4
Balance at December 31, 2023	$1,397	$839	$193	$2,429

Contract liabilities
Deferred revenue
Balance at January 1, 2023	$52,059	$16,130	$—	$68,189
Addition to Deferred revenue	—	—	—	$—
Revenue recognized in the period	(17,230)	(10,528)	—	$(27,758)
Foreign exchange	1,496	332	—	$1,828
Balance at December 31, 2023	$36,325	$5,934	$-	$42,259
Less: current portion	(17,610)	(5,075)	—	(22,685)
Non-current balance at December 31, 2023	$18,715	$859	$-	$19,574

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

	For the Year Ended December 31, 2023
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$17,230	$10,528	$—	$27,758
Reimbursement revenue	5,814	4,339	—	$10,153
Milestones	5,980	—	—	$5,980
Other	—	—	56	$56
Total collaboration revenue	29,024	14,867	56	43,947

Operating expenses:
Research and development expense	$24	$—	$—	$24
General and administrative expense	—	—	—	$—
Total operating expenses from collaborations	24	—	—	24

Revenue recognized that was included in deferred revenue at the beginning of the period	$17,230	$10,528	$—	$27,758

	For the Year Ended December 31, 2022
	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$16,776	$10,281	$222	$27,279
Reimbursement revenue	8,602	3,634	—	$12,236
Milestones	1,000	—	1,021	$2,021
Other	—	—	50	$50
Total collaboration revenue	26,378	13,915	1,293	41,586

Operating expenses:
Research and development expense	$752	$—	$—	$752
General and administrative expense	—	—	—	$—
Total operating expenses from collaborations	752	—	—	752

Revenue recognized that was included in deferred revenue at the beginning of the period	$16,776	$10,048	$222	$27,046

	For the Year Ended December 31, 2021
	Related Party	Third Party
	Incyte	Lilly	Other	Total
Upfront payments amortization	$18,864	$14,012	$602	$14,614
Reimbursement revenue	8,740	3,332	1,057	4,389
Milestones	2,000	—	500	$500
Total collaboration revenue	$29,604	$17,344	$2,159	$19,503

Operating expenses:
Research and development expense	$1,223	$—	$151	$151
General and administrative expense	—	—	—	—
Total operating expenses from collaborations	$1,223	$—	$151	$151

Revenue recognized that was included in deferred revenue at the beginning of the period	$18,864	$—	$602	$602

13. Employee Benefit Plans

Share-Based Compensation

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

Options granted under the 2010 Plan generally vest in installments over a four-year period from the grant date: 25% on the first anniversary of the vesting commencement date, and the remaining 75% of the options vest in 36 monthly installments for each full month of continuous service provided thereafter. Options expire after 8 years from the date of grant. The last grant of options pursuant to the 2010 Plan occurred in 2016, with no further grants awarded. All grants from the 2010 Plan were either exercised or terminated as of December 31, 2023.

2016 Plan

In 2016, the Company established the 2016 Incentive Award Plan (the “2016 Plan”). All incentive award grants since 2016 are being made under the 2016 Plan.

Options granted to employees under the 2016 Plan generally vest in installments over a four-year period from the grant date: 25% vest on the first anniversary of the vesting commencement date, and the remaining 75% of the options vest in 36 monthly installments for each full month of continuous service provided thereafter. Certain options may vest dependent on the attainment of performance criteria. Options expire after 10 years from the date of grant.

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

The number of common shares authorized for issuance for future grants under the 2016 Plan as of January 1, 2024 totaled 2,005,113.

Share-Based Compensation Expense

Share-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Research and development	$11,593	$10,658	$7,167
General and administrative	14,633	13,877	9,924
Total	$26,226	$24,535	$17,091

As of December 31, 2023, share-based compensation expense related to unvested shares was $19.1 million. These shares are expected to vest and related costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Stock Option Valuation

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.6%	2.0%	0.6%
Contractual life of options (years)	10.0	10.0	10.0
Expected term of options (years)	6.2	6.3	6.1
Expected volatility of underlying stock	68.3%	75.5%	85.7%
Expected dividend yield	0.0%	0.0%	0.0%

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

Stock Option Activity

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(In thousands)
Outstanding at January 1, 2023	5,722,346	$20.38
Granted	2,700,127	18.10
Exercised	(392,101)	11.70
Forfeited or expired	(381,364)	21.04
Outstanding at December 31, 2023	7,649,008	$19.99	7.6	$57,541
Exercisable at December 31, 2023	3,816,327	$19.91	6.4	$29,018

	Year Ended December 31,
	2023	2022
Weighted-average fair value of options granted	$11.70	$16.18

RSU Activity

The following is a summary of RSU activity for the year ended December 31, 2023:

	Number of RSUs	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2023	25,000	$21.87
Granted	20,000	21.20
Vested	(10,000)	24.61
Forfeited	(15,000)	20.04
Non-vested at December 31, 2023	20,000	21.20

Intrinsic Value of Stock Options Exercised and Vested RSUs

	Year Ended December 31,
	(In thousands)
	2023	2022
Total fair value of RSUs vested	$238	$423
Aggregate intrinsic value of options exercised	3,937	1,369

Post-Employment Benefit Plan

The Company has established a post-employment benefit plan for employees of the Netherlands that entitles executive officers and other staff members to retire at the age of 67 and receive annual payments based upon the average salary earned during the service period. The Company has insured the benefit liabilities through purchased non-participating annuities from an insurance company and has no other obligation other than to pay the annual insurance premiums to the insurance company. After purchasing the insurance, the Company has no further obligation (legal or constructive) to pay further amounts if the insurance fund has insufficient assets to pay all employee benefits relating to current and prior service. Contributions to purchase non-participating annuities are expensed as incurred as service costs. Company contributions to the post-employment benefit plan totaled $1.6 million, $2.8 million, and $2.9 million in the years ended December 31, 2023, 2022 and 2021, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) Plan totaled $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

In April 2020, Mark Throsby, Ph.D. resigned as the Executive Vice President and Chief Scientific Officer of the Company effective July 31, 2020. In connection with his departure, Mr. Throsby entered into a Settlement Agreement with the Company, pursuant to which Mr. Throsby received a severance payment equal to 8 months of his annual salary and amortized bonus aggregating approximately $0.3 million. Further, subject to Mr. Throsby’s continued compliance with the terms and conditions of the Settlement Agreement, Mr. Throsby’s unvested equity awards continued to vest until October 31, 2020 as if Mr. Throsby had continued in full time service with the Company through such date. The post-termination exercise period of Mr. Throsby's options was extended to March 31, 2021. The Company incrementally recognized $0.1 million in respect of the severance payment and a net reversal of $0.4 million of share-based compensation expense in respect of share-based compensation in research and development expense in the consolidated statement of operations in the prior year ended December 31, 2019.

In March 2021, the Company and Mr. Throsby amended the Settlement Agreement, extending the post-termination expiration period of his outstanding options to extend to October 31, 2021, three months following his performance of certain consulting services through July 31, 2021. As a result, additional compensation cost of $0.2 million was recognized for the quarter ended March 31, 2021. During the three months ended September 30, 2021, the Company and Mr. Throsby entered into the 2nd Amendment to the Settlement Agreement, extending Mr. Throsby’s consulting services period to November 30, 2021. The 2nd Amendment extends the post-termination expiration period of his outstanding options to February 28, 2022. As the modification occurred in Mr. Throsby’s post-employment period, the options cease to be within the scope of ASC 718 and are recharacterized as an issuance of a standalone derivative instrument. The Company recognized a $1.0 million net loss associated with the derivative instrument included as other losses, net in the statement of operations for the year ended December 31, 2021. The Company recognized a $0.4 million net gain associated with the derivative instrument included as other income in the statement of operations during the year ended December 31, 2022. The Company did not recognize any further gains or expenses during the year ended December 31, 2023 and the Company does not expect to incur any further expenses as Mr. Throsby's option to exercise expired in May 2022.

14. Loss per Share

The two-class method was not applied for the years ended December 31, 2023, 2022 and 2021 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands except per share data)
Net loss	$(154,939)	$(131,194)	$(66,816)
Weighted average shares outstanding	51,605,444	44,919,084	38,638,434
Basic and diluted loss per share allocable to common stockholders	$(3.00)	$(2.92)	$(1.73)

15. Related Party Transactions

The Company has entered into the Incyte collaboration and license agreement and the Incyte share subscription agreement in which the terms and transactional amounts incurred between Incyte and the Company are more fully described in Note 12. Incyte is a shareholder with holdings representing approximately 6.9%, 7.7% and 8.2% of the outstanding shares of the Company as of December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2021, Incyte’s holdings of the Company’s outstanding shares fell below 10.0% of the Company’s total outstanding shares due to the Company issuing additional shares of common stocks through various financing events of 2021. These consolidated financial statements present Incyte as a related party for the year ended December 31, 2021 in order to simplify the presentation and clearly display transactional amounts incurred between Incyte and the Company, given the related party relationship in effect for a portion of the year. The consolidated financial statements for the years ended December 31, 2023 and 2022 do not reflect Incyte as a related party.