Form 10-Q
period 2024-03-31
Merus N.V.
filed 2024-05-08
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 58,687,551 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the timing of and our ability to obtain and maintain regulatory approvals, the potential impact any global instability due to the ongoing conflicts in Europe and the Middle East on our business and operations, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations and related timelines, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$178,168	$204,246
Marketable securities	159,328	150,130
Accounts receivable	58,726	2,429
Prepaid expenses and other current assets	14,038	12,009
Total current assets	410,260	368,814
Marketable securities	61,167	57,312
Property and equipment, net	11,336	12,135
Operating lease right-of-use assets	10,767	11,362
Intangible assets, net	1,716	1,800
Deferred tax assets	277	1,199
Other assets	2,560	2,872
Total assets	$498,083	$455,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,488	$4,602
Accrued expenses and other liabilities	33,361	38,482
Income taxes payable	1,822	1,646
Current portion of lease obligation	1,674	1,674
Current portion of deferred revenue	34,142	22,685
Total current liabilities	78,487	69,089
Lease obligation	9,853	10,488
Deferred revenue, net of current portion	60,295	19,574
Total liabilities	148,635	99,151
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 67,500,000 shares authorized at March 31, 2024 and December 31, 2023; 58,687,551 and 57,825,879 shares issued and outstanding as at March 31, 2024 and December 31, 2023, respectively	5,968	5,883
Additional paid-in capital	1,160,918	1,126,054
Accumulated other comprehensive income	(29,921)	(22,533)
Accumulated deficit	(787,517)	(753,061)
Total shareholders’ equity	349,448	356,343
Total liabilities and shareholders’ equity	$498,083	$455,494

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$7,889	$13,499
Total revenue	7,889	13,499
Operating expenses:
Research and development	38,584	34,865
General and administrative	16,114	15,386
Total operating expenses	54,698	50,251
Operating loss	(46,809)	(36,752)
Other income, net:
Interest income, net	4,917	1,995
Foreign exchange gains (loss)	8,534	(5,441)
Total other income (loss), net	13,451	(3,446)

Net loss before income taxes	(33,358)	(40,198)
Income tax expense	1,098	(457)
Net loss	$(34,456)	$(39,741)
Other comprehensive loss:
Currency translation adjustment	(7,388)	4,242
Comprehensive loss	$(41,844)	$(35,499)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.59)	$(0.86)
Weighted-average common shares outstanding: Basic and diluted	58,085,416	46,323,772

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,456)	$(39,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	561	534
Amortization of intangible assets	46	54
Foreign exchange losses (gains)	(8,616)	5,842
Share-based compensation expense	4,793	5,750
Amortization (accretion) of discount on investments	(1,149)	(1,003)
Deferred tax expense (benefit)	923	(328)
Changes in operating assets and liabilities:
Accounts receivable	(56,594)	(631)
Operating lease right-of-use assets and lease obligations	(23)	(18)
Prepaid expenses and other current assets	(2,009)	879
Accounts payable	3,039	(3,447)
Accrued expenses and other liabilities	(4,226)	3,758
Deferred revenue	53,323	(8,392)
Net cash used in operating activities	(44,388)	(36,743)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(58,825)	(65,228)
Proceeds from maturities of marketable securities	46,809	60,441
Purchases of property and equipment	(63)	(3,620)
Net cash provided by (used in) investing activities	(12,079)	(8,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance - Gilead Collaboration	22,613	—
Proceeds from share options exercised	7,543	217
Net cash provided by financing activities	30,156	217
Foreign exchange impact on cash, cash equivalents and restricted cash	222	(171)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,089)	(45,104)
Cash, cash equivalents, and restricted cash, beginning of period	205,014	148,439
Cash, cash equivalents, and restricted cash, end of period	$178,925	$103,335
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$—
Income taxes paid	$—	$—
Non-cash purchases of property, equipment and intangibles	$1	$32
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$178,168	$102,635
Restricted cash included in non-current other assets	757	700
	$178,925	$103,335

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of share options and vesting of restricted share units	30,592	3	214	—	—	217
Share-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523

Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common share - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448

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

Since inception, the Company has generated an accumulated deficit of $787.5 million as of March 31, 2024. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2024 and 2023 are referred to as the first quarter of 2024 and 2023, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2023, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2024, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2024	December 31, 2023
	(in thousands)
Money market funds	$14,014	$24,273
Corporate paper and notes	154,127	146,415
U.S. government agency securities	34,146	39,456
U.S. treasuries	32,222	21,571
Total	$234,509	$231,715

Fair value of debt securities	$234,367	$231,945

	March 31, 2024	December 31, 2023
	(in thousands)
Cash equivalents	$14,014	$24,273
Current marketable securities	159,328	150,130
Non-current marketable securities	61,167	57,312
Total	$234,509	$231,715

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Prepaid research and development expenses	$7,632	$6,872
Prepaid general and administrative expenses	3,136	2,058
Interest receivable	1,693	1,552
Other	1,577	1,527
Total	$14,038	$12,009

Accrued expenses and other liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued research and development expenses	$23,928	$27,970
Accrued personnel costs	3,577	8,348
Accrued general and administrative expenses	5,022	2,129
Other	834	35
Total	$33,361	$38,482

5. Income Taxes

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
U.S. federal	$124	$(93)
U.S. state	51	(36)
Total current income tax expense (benefit)	$175	$(129)

U.S. federal	$653	$(232)
U.S. state	270	(96)
Total deferred income tax expense (benefit)	$923	$(328)

Total income tax expense (benefit)	$1,098	$(457)

After consideration of all positive and negative evidence, we believe that it is more-likely-than-not that the Netherlands deferred tax assets that are not supported by reversing temporary differences, will not be realized. As a result, we established a full valuation allowance against deferred tax assets of the Netherlands.

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

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. In April 2024, Kymab filed a notice of appeal before the Technical Board of Appeals with further proceedings to follow. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2023, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no changes in the Company’s lease arrangements for the three months ended March 31, 2024.

The components of lease expense for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$516	$712
Variable lease cost	55	28
Total lease cost included in operating expenses	$571	$740
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$543	$742

8. Collaborations

Gilead

On March 5, 2024, the Company entered into a collaboration, option and license agreement (the “Gilead Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Gilead agreed to pay the Company a $56.0 million, non-refundable upfront payment, and purchased 452,527 common shares at a stated price per share of $55.2454 for an aggregate purchase price of $25.0 million. Merus is also eligible to receive license option exercise payments, potential development and commercialization milestones, tiered royalties on product sales should Gilead successfully commercialize a therapy from the collaboration, and an initiation fee should Gilead exercise its right to include a third Program in the collaboration. Under the terms of the Gilead Collaboration Agreement, the Company and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable Program targets selected by Gilead. On a Program-by-Program basis, the Company has granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for clinical development and commercialization of the products arising from such Program. Upon exercise of its option to include the third Program in the collaboration, Gilead will pay the Company a non-refundable upfront initiation fee of $28.0 million. If Gilead exercises its option to obtain exclusive licenses for all three Programs and has filed an Investigational New Drug Application (“IND”) for Program #1 and Program #2, Merus shall have the option to share in the worldwide net profit or loss, including development costs and expenses for the third Program only.

The initial term of the arrangement is the shorter of the completion of all activities under the applicable research plan or forty-eight months following the initiation of research plan activities. If, as of the fourth anniversary of the initiation of activities under the applicable Program, Merus has not completed the activities under the then current mutually agreed research plans in accordance with the timelines set forth therein (other than due to the act or omission of Gilead), the applicable term shall automatically be extended by an additional twelve months (for a maximum term of sixty months). The arrangement may be terminated in its entirety or in relation to one or more Programs for any reason at any time upon ninety (90) days prior written notice to Merus.

At inception of the arrangement, the Company identified two performance obligations for each of the initial two Programs. The first is the License and Research single performance obligation comprised of a combined delivery of a nonexclusive license and related activities, including research activities associated with the Program and the activities of the joint steering committee. The second is the twelve-month extension (material right) for the Program. Merus accounted for the Program-by-Program options to obtain exclusive licenses as a marketing offer because the exclusive license provides Gilead with additional clinical development and commercialization rights, and the license option exercise fee of $10.0 million on a Program-by-Program basis was estimated to be offered at the standalone selling price. The option to include a third Program was accounted for as a marketing offer because the non-refundable upfront initiation fee of $28.0 million was estimated to be offered at the standalone selling price.

The transaction price at inception was comprised of fixed consideration of $58.4 million that was derived from the $56.0 million non-refundable upfront payment and $25.0 million common shares purchase proceeds, net of the fair value of the common shares delivered to Gilead of $22.6 million. All other consideration under the arrangement was determined to be variable consideration and fully constrained at inception.

The fixed consideration was allocated equally between the Program #1 and Program #2 License and Research performance obligations. The equal allocation of the fixed consideration was based on the estimated standalone selling price of each performance obligation as each was materially the same.

The Company initially deferred $58.4 million allocated to the performance obligations to be recognized as revenue over time using an output method to measure progress towards completing the research activities dictated by each Program’s respective research plan. Development milestones, commercialization milestones and royalties are variable consideration, fully constrained, to be included in the transaction price for each performance obligation and recognized in future periods in accordance with the Company’s revenue recognition policy. The revenue recognized relating to each combined performance obligation is presented in the notes according to the source of consideration received (upfront and milestone), reflective of their differing timing of receipt.

As of March 31, 2024, research activities had not begun, and no milestones have been achieved. The Company received the $56.0 million upfront payment from Gilead in April 2024.

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

The transaction price at inception was comprised of fixed consideration of $43.5 million that was derived from the $40.0 million upfront payment and $20.0 million share purchase proceeds, net of the fair value of the shares delivered to Lilly of $16.5 million, and variable consideration associated with the funding of research services for the product candidate against the first target at inception. All other consideration under the arrangement was determined to be variable consideration and fully constrained at inception.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. The program timeline is expected to extend beyond the original research term. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly would be required to extend the research term to 2025, subject to its discretion. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline is expected to extend beyond this first extension, and such an extension into 2025 would result in a fee of $0.5 million. The $0.5 million extension is included in the Lilly cost-to-cost model as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, research activities were on-going, and no milestones have been achieved.

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

During the three months ended March 31, 2024, the Company recognized a $1.0 million milestone from Incyte related to candidate nomination.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three months ended March 31, 2024.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2024	$—	$—	$—	$—	$—
Billings	2,609	817	55,999	7	59,432
Cash receipts	(1,608)	(817)	—	(7)	(2,432)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at March 31, 2024	$1,001	$—	$55,999	$—	$57,000

Unbilled receivables
Balance at January 1, 2024	$1,397	$839	$—	$193	$2,429
Accrued receivables	2,425	298	56,045	—	58,768
Billings	(2,609)	(817)	(56,045)	—	(59,471)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at March 31, 2024	$1,213	$320	$—	$193	$1,726

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2024	$36,325	$5,934	$—	$—	$42,259
Additions to contract consideration	—	—	58,387	—	58,387
Revenue recognized in the period	(4,302)	(810)	—	—	(5,112)
Foreign exchange	(766)	(126)	(205)	—	(1,097)
Balance at March 31, 2024	31,257	4,998	58,182	—	94,437
Less: current portion	(17,228)	(4,793)	(12,121)	—	(34,142)
Non-current balance at March 31, 2024	$14,029	$205	$46,061	$—	$60,295

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended March 31, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,302	$810	$—	$—	$5,112
Reimbursement revenue	1,458	314	—	—	1,772
Milestones	1,000	—	—	—	1,000
Other	—	—	—	5	5
Total collaboration revenue	$6,760	$1,124	$—	$5	$7,889
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,302	$810	$—	$—	$5,112

	Three Months Ended March 31, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,216	$4,176	$—	$—	$8,392
Reimbursement revenue	1,366	1,191	—	—	2,557
Milestones	2,501	—	—	—	2,501
Other	—	—	—	49	49
Total collaboration revenue	$8,083	$5,367	$—	$49	$13,499
Operating expenses:
Research and development expense	$24	$—	$—	$—	$24
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,216	$4,176	$—	$—	$8,392

9. Common Share

Share Issuances

In May 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell from time to time up to $125.0 million of the Company’s common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of shares sold under the Sales Agreement. In connection with the sale of the common shares on the Company's behalf, Jefferies was deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies was deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of December 31, 2022, the Company, pursuant to the Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common shares resulting in gross proceeds of $59.5 million, before deducting sales agent fees of $1.7 million.

During the three months ended June 30, 2023, the Company sold 3,272,280 shares of its common shares under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees. Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, the Company delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

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

In February 2024, the Company entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC to sell from time to time up to $300.0 million of the Company’s common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended, or the Exchange Act. There have been no sales under the Sales Agreement through March 31, 2024.

In connection with entering into the Gilead Collaboration Agreement in March 2024, pursuant to the Subscription Agreement, Gilead purchased 452,527 common shares of the Company at a price per share of $55.25 for aggregate gross proceeds to the Company of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of the shares for a period of time following the purchase of the shares, subject to certain customary exceptions.

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$1,895	$2,858
General and administrative	2,898	2,892
Total	$4,793	$5,750

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $26.90 per option for the 49,475 options granted during the three months ended March 31, 2024. The following assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2024.

Volatility	67.5%
Risk-free interest rate	4.0%
Expected holding period (in years)	6.1
Dividend yield	-

Contingent Share Option Awards

On February 1, 2024, the Board of Directors approved the grant of share options to purchase 2,446,045 shares of our common shares, at an exercise price of $36.09 per share, to employees as the annual grant for 2024. These share option grants were approved subject to Company's general meeting resolving upon, and the Board of Directors having implemented through an amendment to the Company's articles of association, an increase in the authorized share capital sufficient to satisfy the award set forth in the resolution (such shareholder resolution to be proposed to the Company's annual general meeting to be held in 2024) (the “Shareholder Approval Condition”), provided that such options will be forfeited if the Shareholder Approval Condition is not satisfied ultimately by January 1, 2025. On May 7, 2024, the shareholders approved the amendment to the Company’s articles of association, including the requisite increase in the authorized share capital satisfying the Shareholder Approval Condition, therefore the grant-date fair value of the contingent shares will be based on the Black-Scholes valuation model based on the fair market value of the share on the shareholder approval date. No share-based compensation expense was recorded in the first quarter of 2024 relating to this contingent share option grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

We are a clinical-stage oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Our antibody binding domain generally consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies, respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors.

Our technology platforms employ an assortment of patented technologies and techniques to generate human antibodies. We utilize our patented MeMo® mouse to produce a host of antibodies with diverse heavy chains and a common light chain that are capable of binding to virtually any antigen target. We use our patented heavy chain and CH3 domain dimerization technology to generate substantially pure bispecific and trispecific antibodies. We employ our patented Spleen to Screen® technology to efficiently screen panels of diverse heavy chains, designed to allow us to rapidly identify Biclonics® and Triclonics® therapeutic candidates with differentiated modes of action for pre-clinical and clinical testing. We use our patented Triclonics® format to generate multispecific antibodies capable of binding to three different epitopes or antigens.

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

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability including the ongoing geopolitical conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $398.7 million as of March 31, 2024 will fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

1L head & neck squamous cell carcinoma (HNSCC) in combination with pembrolizumab ongoing, presentation at 2024 ASCO; previously treated (2L+) HNSCC phase 3 registration trial on track to initiate mid-2024 and dose comparison of petosemtamab monotherapy 1100 vs 1500 mg in 2L+ HNSCC ongoing; planned initiation of 2L colorectal cancer (CRC) cohort in 2024.

Petosemtamab is in clinical development in the expansion part of a Phase 1/2 open-label, multicenter trial evaluating petosemtamab monotherapy in patients with advanced solid tumors, including previously treated advanced (recurrent or metastatic) HNSCC.

We are continuing to evaluate a cohort of patients receiving petosemtamab in combination with pembrolizumab with untreated HNSCC expressing PD-L1 (CPS > 1) to evaluate safety and clinical activity in this population. We believe initial safety data from this single arm cohort may support the initiation of a first-line phase 3 trial with this combination. We plan to report initial interim clinical data from this cohort in the second quarter of 2024. Among the initial patients dosed in the front-line combination, the safety profile has been observed to be generally well tolerated. We plan to report initial interim efficacy and safety data from this cohort at the 2024 American Society of Clinical Oncology (ASCO 2024) Annual Meeting. An abstract entitled: Petosemtamab (MCLA-158) with pembrolizumab as first-line (1L) treatment of recurrent/metastatic (r/m) head and neck squamous cell carcinoma (HNSCC): Phase 2 study was accepted for rapid oral session presentation at ASCO 2024.

We are currently evaluating approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. We plan to share clinical data from this cohort in the second half of 2024. Based on these data and additional information and analyses, we anticipate potentially initiating a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L+ HNSCC. We anticipate such a trial could potentially start in mid-2024. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

At the American Association of Cancer Research (AACR) Annual Meeting 2023, we provided interim data on 49 2L+ HNSCC patients that were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenous every two weeks. 43 patients were evaluable for efficacy. As of a February 1, 2023 data cutoff date, the ORR was 37.2% by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 per investigator assessment. Petosemtamab continued to demonstrate a manageable safety profile. We plan to provide updated efficacy, durability and safety data of this cohort in the second half of 2024.

Fast Track Designation

The U.S. Food and Drug Administration (“FDA”) has granted Fast Track Designation for the investigation of petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody. Fast Track is a designation designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical needs.

In 2024, we plan on evaluating petosemtamab with standard chemotherapy in 2L colorectal cancer patients.

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Zeno BLA for treatment of NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer (PDAC) accepted for priority review by the FDA.

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

On May 6, 2024, we announced that FDA has accepted for priority review a Biologics License Application (“BLA”) for Zeno in patients with NRG1+ NSCLC and NRG1+ PDAC.

In June and July 2023, respectively, we announced that Zeno has been granted two breakthrough therapy designations (BTD) by the FDA for (i) the treatment of patients with advanced unresectable or metastatic NRG1+ pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options; and (ii) the treatment of patients with advanced unresectable or metastatic NRG1+ NSCLC, following progression with prior systemic therapy.

In August 2020, Zeno was granted orphan drug designation by the FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

In 2023, we announced that the FDA granted Breakthrough Therapy Designation (BTD) to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options. Additionally, we announced that the FDA granted BTD to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ NSCLC, following progression with prior systemic therapy

We believe that obtaining a commercialization partnership agreement will be an essential step in bringing Zeno to patients with NRG1+ cancer, if approved.

We are also conducting ongoing translational work on potential biomarkers outside of NRG1+ cancer which may support development opportunities for Zeno in additional areas of unmet need. We presented a pre-clinical poster: Zenocutuzumab, a HER2xHER3 bispecific antibody, is effective in cancer models with high NRG1 expression at the AACR Annual Meeting 2024.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Investigation of MCLA-129 continues in the MET ex14 NSCLC expansion cohort in the phase 1/2 trial; MCLA-129 in combination with chemotherapy in 2L+ EGFR mutant (EGFRm) NSCLC planned to start in 2024.

MCLA-129 is in clinical development in a global, phase 1, open-label, clinical trial evaluating MCLA-129 in patients with c-MET exon 14 skipping mutations (METex14), and we continue to monitor and evaluate patients on treatment.

An abstract entitled: Efficacy and safety of MCLA-129, an anti-EGFR/c-MET bispecific antibody, in non-small-cell lung cancer (NSCLC) with c-MET exon 14 skipping mutations (METex14) was accepted for poster presentation at 2024 ASCO.

We plan to start a cohort investigating MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC in 2024. We also remain interested in exploring partnering MCLA-129 to sufficiently resource the development of MCLA-129 and potential benefit it may have for patients.

MCLA-129 is subject to a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta), which permits Betta to develop MCLA-129 and potentially commercialize exclusively in China, while Merus retains global rights outside of China. An abstract sponsored by Betta entitled: Efficacy and safety of MCLA-129, an EGFR/c-MET bispecific antibody, in advanced non-small cell lung cancer (NSCLC) was accepted for poster presentation at 2024 ASCO.

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

We plan to report initial interim efficacy and safety data from this cohort in monotherapy and in combination with pembrolizumab at the ASCO 2024 Annual Meeting. An abstract entitled: Phase I study of MCLA-145, a bispecific antibody targeting CD137 and PD-L1, in solid tumors, as monotherapy or in combination with pembrolizumab was accepted for rapid oral session presentation at ASCO 2024.

Collaborations

Refer to Item 1, “Business—Collaboration Agreements” and Note 12, “Collaborations,” of the notes to our consolidated financial statements included in our Annual Report on Form 10-K and Note 8, “Collaborations,” to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements.

Discussion and Analysis of our Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Incyte	$6.8	$8.1	$(1.3)
Lilly	1.1	5.4	(4.3)
Gilead	—	—	—
Other	—	—	—
Total revenue	$7.9	$13.5	$(5.6)

Collaboration revenue for the three months ended March 31, 2024 decreased by $5.6 million as compared to the three months ended March 31, 2023, primarily as a result of decreases in Lilly revenue of $4.3 million and Incyte revenue of $1.3 million. The decrease in Lilly revenue is primarily the result of a decrease in upfront payment amortization of $3.4 million and a decrease in cost reimbursements of $0.9 million. The decrease in Incyte revenue is primarily the result of a decrease in in milestone revenue of $1.5 million, partially offset by an increase in upfront payment amortization of $0.1 million due to changes in foreign exchange rates and an increase in cost reimbursements of $0.1 million. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2024, we had total deferred revenue of $94.4 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement, our Incyte collaboration agreement and our Lilly collaboration agreement. The remaining deferred revenue of $31.2 million from the Incyte collaboration agreement is expected to be recognized over the next two years. The remaining deferred revenue of $5.0 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target. The remaining deferred revenue of $58.2 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Research and development	$38.6	$34.9	$3.7
General and administrative	16.1	15.4	0.7
Total operating expenses	$54.7	$50.3	$4.4

Research and development expense for the three months ended March 31, 2024 increased by $3.7 million as compared to the three months ended March 31, 2023, primarily as a result of increases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $3.2 million, consulting expenses of $1.5 million, facilities and depreciation expenses of $1.2 million, and pre-launch inventory of $0.2 million, partially offset by decreases in in personnel related expenses including share-based compensation of $2.2 million and consumables expenses of $0.2 million.

General and administrative expense for the three months ended March 31, 2024 increased by $0.7 million as compared to the three months ended March 31, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $0.7 million, legal expenses of $0.6 million, and intellectual property and license expenses of $0.3 million, partially offset by decreases in facilities and depreciation expense of $0.5 million and consulting expenses of $0.4 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Interest income, net	$4.9	$2.0	$2.9
Foreign exchange gains (loss)	8.6	(5.4)	14.0
Total other income (loss), net	$13.5	$(3.4)	$16.9

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Current	$0.2	$(0.2)	$0.4
Deferred	0.9	(0.3)	1.2
Total tax expense (benefit), net	$1.1	$(0.5)	$1.6

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 required companies to capitalize and amortize these expenditures over five years (for U.S.-based research). As of March 31, 2023, we had recorded a deferred tax assets of a $2.1 million. During 2023, we concluded R&D expenses incurred by the Merus US entity are not USA R&D costs but rather pass through R&D costs to Merus N.V and therefore not subject to Section 174 rules. The change in our Section 174 position represents a change in estimate. The change in our Section 174 position as of year-end 2023 from year-end 2022 is based upon this new information and does not reflect the misapplication of any information which was available at the previous financial statement reporting date. By December 31, 2023, we removed the research and development costs deferred tax asset. There was no research and development cost deferred tax assets recorded as of March 31, 2024.

Income tax expense for the three months ended March 31, 2024 increased by $1.6 million, as compared to the three months ended March 31, 2023 primarily due to an increase in book income before tax and a decrease in temporary differences due to the change in estimate related to the treatment of Section 174 expenses in 2023.

Net Loss

Net loss for the three months ended March 31, 2024 was $34.5 million, compared to net loss for the three months ended March 31, 2023 of $39.7 million. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2024, we had $398.7 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In May 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to sell from time to time up to $125.0 million of our common shares through an "at-the-market" offering program under which Jefferies acts as the sales agent. As of December 31, 2022, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,720,846 shares of our common shares resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million. During the three months ended June 30, 2023, we sold 3,272,280 shares of our common shares under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees. Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, we delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. We are not subject to any termination penalties related to the termination of the Sales Agreement.

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

On March 5, 2024, we entered into a collaboration, option and license agreement (“Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Under the terms of the Collaboration Agreement, we and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable program targets selected by Gilead. On a Program-by-Program basis, we have granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for the development and commercialization of the products arising from such Program. Gilead paid an upfront, non-refundable payment of $56.0 million for the rights granted under the Collaboration Agreement. If Gilead exercises its option to an additional Program, we will receive an initiation fee of $28.0 million. If Gilead exercises its license option for all Programs, we will receive up to a total of approximately $1.5 billion across all three programs. We are further eligible to receive, with respect to all products arising from a Program, if approved, and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires, subject to customary reductions. We also have an option to forego unachieved development milestones and royalties to enter into a 50/50 split of net profits and net losses arrangement for the third program upon a specified time period triggered by the first investigational new drug application filing for the third Program. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, Gilead purchased 452,527 common shares of the Company (the “Shares”) at a price per share of $55.25 for aggregate gross proceeds to us of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of the Shares for a period of time following the purchase of the Shares, subject to certain customary exceptions.

In March 2024, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC ("Jeffries") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the Sales Agreement through March 31, 2024.

Funding Requirements

Our primary uses of capital are clinical trial costs, chemistry, manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the global instability due to the ongoing conflicts in Europe and the Middle East and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended March 31, 2024, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2027. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2024	2023	Change
	(in millions)
Net cash used in operating activities	$(44.4)	$(36.7)	$(7.7)
Net cash provided by (used in) investing activities	$(12.1)	$(8.4)	$(3.7)
Net cash provided by financing activities	$30.2	$0.2	$30.0

Net cash used in operating activities during the three months ended March 31, 2024 increased by $7.7 million as compared to the three months ended March 31, 2023, primarily as a result of increases in cash outflows related to operating expenses of $10.1 million, partially offset by increases in cash inflows from Other Income of $2.3 million and cash inflows from collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $0.1 million.

Net cash used in investing activities during the three months ended March 31, 2024 increased by $3.7 million as compared to the three months ended March 31, 2023 primarily due decreases in proceeds from maturities of marketable securities of $13.6 million, partially offset by decreases in purchases of marketable securities $6.4 million and decreases in purchases of property and equipment of $3.5 million.

Net cash provided by financing activities during the three months ended March 31, 2024 increased by $30.0 million as compared to the three months ended March 31, 2023 primarily due to proceeds received from the Gilead collaboration agreement of $22.6 million and increases in proceeds from share option exercises of $7.4 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of March 31, 2024, marketable securities were $220.5 million. As of March 31, 2023, marketable securities were $184.7 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of March 31, 2024 or March 31, 2023.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended March 31, 2024, by approximately $5.6 million and increased our currency translation adjustment by approximately $55.5 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common shares involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing our company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $34.5 million and $39.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $787.5 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte, Eli Lilly and Gilead. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, petosemtamab, MCLA-129 and MCLA-145. We have not completed development of any Biclonics® or any other drugs or biologics.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to fund our operations into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

•
the cost, progress and results of our ongoing clinical trials of zenocutuzumab and petosemtamab, MCLA-129 and MCLA-145;

•
the success of our collaborations with Incyte, with Lilly and with Gilead to develop antibody candidates;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflict in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

We continue to monitor the impact with respect to our clinical trials, including directly or indirectly on enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for clinical candidates, as well as the impact on drug supply and vendors. Over the quarter ended March 31, 2024 and to date, we have observed a low impact on drug supply, vendors, clinical trial enrollment, patient site visits and a low impact on patient monitoring visits as a consequence of the COVID-19 pandemic. Such impacts have included certain patients needing to quarantine and unable to attend hospital visits until the required period of isolation ended, and study coordinator availability being limited due to shortages of personnel and illness as a result of COVID-19. Adjustments have also been made to allow remote visits for some patient follow-up, and certain investigational sites have made permanent policy changes post-COVID-19 to only permit remote monitoring by the sponsor or CRO.

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

We plan to seek for zenocutuzumab and may in the future, for other clinical candidates, seek accelerated approval our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

Another important element of our strategy is to develop, use and exploit our Triclonics® technology platform to build a pipeline of trispecific antibody candidates and collaborate with third parties in potentially researching and developing these trispecific antibody candidates through pre-clinical and clinical development for the treatment of a variety of different types of diseases. Although our research and development efforts to date have resulted in proof of concept pre-clinical candidates, and we have a collaboration with Gilead to generate up to three Triclonics® programs, we may not be successful in the generation of pre-clinical trispecific antibody candidates or demonstrate in the clinic that they are safe and effective. Even if we are successful in continuing to build our bispecific and trispecific pipelines, the potential antibody candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize our bispecific and trispecific antibody candidates or if we do not successfully develop, collaborate, and license such antibody candidates, we will face difficulty in obtaining product revenues in future periods, which could result in significant harm to our financial position and adversely affect our share price.

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

The collaboration, option and license agreement, or the Gilead Collaboration Agreement, with Gilead is important to our business. If suitable trispecific antibody candidates are not identified for further development and commercialization activities under the Gilead Collaboration Agreement, or if we or Gilead fail to adequately perform under the Gilead Collaboration Agreement, or if we or Gilead terminate the Gilead Collaboration Agreement, the development and commercialization of our trispecific antibody candidates would be delayed or terminated and our business would be adversely affected.

The Gilead Collaboration Agreement may be terminated:

•
in its entirety or on a program-by-program basis by Gilead for convenience or for futility;
•
on a product-by-product basis (but not in its entirety), by Merus if Gilead challenges the Merus patents for such product; and
•
in its entirety or on a program-by-program basis by either party due to a material breach of the Gilead Collaboration Agreement, or any one or more programs under the Gilead Collaboration Agreement, as applicable.

If the Gilead Collaboration Agreement is terminated with respect to one or more programs, depending on the stage of development, certain rights in the terminated programs revert to us. Termination of the Gilead Collaboration Agreement could cause significant delays in our antibody candidate development and commercialization efforts, which could prevent us from commercializing our Triclonics® antibody candidates without first expanding our internal capabilities or entering into another agreement with a third party. Any suitable alternative collaboration or license agreement would take considerable time to negotiate and could also be on less favorable terms to us. In addition, under the Gilead Collaboration Agreement, Gilead agreed to conduct certain pre-clinical and clinical development activities. If the Gilead Collaboration Agreement were to be terminated, and whether or not we identify another suitable collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business. Under the Gilead Collaboration Agreement, we are dependent upon Gilead to successfully develop and commercialize any Triclonics® antibody candidates that are identified for further development under the Gilead Collaboration Agreement. We have limited ability to influence or control Gilead’s development and commercialization activities or the resources it allocates to development of product candidates identified under the Gilead Collaboration Agreement. Our interests and Gilead’s interests may differ or conflict from time to time, or we may disagree with Gilead’s level of effort or resource allocation. Gilead may internally prioritize programs under development within the collaboration differently than we would, or it may not allocate sufficient resources to effectively or optimally develop or commercialize antibody candidates arising from such programs. If these events were to occur, our ability to receive revenue from the commercialization of products arising from such programs would be reduced, and our business would be adversely affected.

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

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly, Gilead and Betta Pharma, under which we have licensed certain development and commercialization rights of certain of our monospecific or bispecific antibody candidates.

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

We and certain of our collaborators currently rely on CMOs located outside of the U.S. to manufacture our or their clinical materials, and we expect to rely on CMOs located outside of the U.S. in the future. Such non-U.S. CMOs may be subject to or affected by U.S. legislation, executive orders, regulations, or investigations, including but not limited to the proposed BIOSECURE Act, the Executive Order on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, sanctions, trade restrictions and other U.S. and other regulatory requirements, which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, delay or impact clinical trials, have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies and adversely affect our financial condition and business prospects. A significant disruption in the operation of non-US manufacturers, increased demand for ex-China manufacturers by biopharma companies, a trade war or political unrest in China, or a change in the regulatory framework in the U.S. or China, could adversely affect our business, financial condition and results of operations, limit the ability for us to obtain manufacturing capacity or do so on reasonable terms and could otherwise adversely affect our business by increasing the complexity and amount of time it may take to secure manufacturers and such delays could negatively affect our ability to develop product candidates in a timely manner or within budget, which could materially adversely affect our business, financial condition and results of operations

Risks Related to Intellectual Property and Information Technology

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

Sales of a substantial number of our common shares in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common shares. We have registered and intend to continue to register all common shares that we may issue under our equity compensation plans. Once registered, these common shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates who hold such shares. In addition, in connection with entering into the Collaboration Agreement, we entered into a Share Subscription Agreement with Incyte, pursuant to which we issued and sold to Incyte 3,200,000 of our common shares. Incyte’s ability to sell these common shares may be subject to certain limitations, including limitations on the volume of shares that may be sold during a given time period. Subject to that, these shares can be freely sold in the public market. In addition, in connection with entering into the Lilly Collaboration

Agreement, we entered into a Lilly Share Subscription Agreement with Eli Lilly, pursuant to which we issued and sold to Eli Lilly 706,834 of our common shares and in connection with the Gilead Collaboration Agreement, we entered into the Gilead Share Subscription Agreement with Gilead pursuant to which we issued and sold to Gilead 452,537 or our common shares.

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

We are no longer an “emerging growth company” or a “smaller reporting company," and as a result we are subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

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

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

1.1	Open Market Sale AgreementSM, dated as of February 28, 2024, by and between Merus N.V. and Jefferies LLC	S-3ASR	333-277465	1.2	2/28/2024
3.1	Articles of Association of Merus N.V., as amended on May 7, 2024					*
10.1†	Collaboration, Option and License Agreement, dated as of March 5, 2024, by and between Merus N.V. and Gilead Sciences, Inc.					*
10.2	Consulting Agreement, dated April 15, 2024 between Victor Sandor and Merus US, Inc.					*
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

*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUS N.V.

Date: May 8, 2024	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)