Form 10-Q
period 2024-06-30
Merus N.V.
filed 2024-08-01
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, the registrant had 68,210,479 common shares, nominal value €0.09 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$629,475	$204,246
Marketable securities	157,948	150,130
Accounts receivable	1,842	2,429
Prepaid expenses and other current assets	17,288	12,009
Total current assets	806,553	368,814
Marketable securities	58,961	57,312
Property and equipment, net	12,090	12,135
Operating lease right-of-use assets	10,291	11,362
Intangible assets, net	1,658	1,800
Deferred tax assets	543	1,199
Other assets	2,132	2,872
Total assets	$892,228	$455,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,395	$4,602
Accrued expenses and other liabilities	40,826	38,482
Income taxes payable	1,605	1,646
Current portion of lease obligation	1,688	1,674
Current portion of deferred revenue	32,350	22,685
Total current liabilities	80,864	69,089
Lease obligation	9,332	10,488
Deferred revenue, net of current portion	55,260	19,574
Total liabilities	145,456	99,151
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 shares authorized at June 30, 2024 and December 31, 2023; 67,852,920 and 57,825,879 shares issued and outstanding as at June 30, 2024 and December 31, 2023, respectively	6,863	5,883
Additional paid-in capital	1,616,367	1,126,054
Accumulated other comprehensive income	(38,899)	(22,533)
Accumulated deficit	(837,559)	(753,061)
Total shareholders’ equity	746,772	356,343
Total liabilities and shareholders’ equity	$892,228	$455,494

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$7,332	$10,476	$15,221	$23,975
Total revenue	7,332	10,476	15,221	23,975
Operating expenses:
Research and development	49,119	28,298	87,703	63,163
General and administrative	22,587	16,063	38,701	31,449
Total operating expenses	71,706	44,361	126,404	94,612
Operating loss	(64,374)	(33,885)	(111,183)	(70,637)
Other income, net:
Interest income, net	7,130	2,795	12,047	4,790
Foreign exchange gains (loss)	9,519	551	18,053	(4,890)
Total other income (loss), net	16,649	3,346	30,100	(100)

Net loss before income taxes	(47,725)	(30,539)	(81,083)	(70,737)
Income tax expense	2,317	1,494	3,415	1,037
Net loss	$(50,042)	$(32,033)	$(84,498)	$(71,774)
Other comprehensive loss:
Currency translation adjustment	(8,978)	(505)	(16,366)	3,737
Comprehensive loss	$(59,020)	$(32,538)	$(100,864)	$(68,037)
Net loss per share attributable to common stockholders: Basic and diluted	$(0.81)	$(0.66)	$(1.41)	$(1.52)
Weighted-average common shares outstanding: Basic and diluted	61,851,260	48,321,708	59,968,338	47,328,259

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,498)	$(71,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,160	1,159
Amortization of intangible assets	87	104
Foreign exchange losses (gains)	(16,187)	6,452
Share-based compensation expense	16,479	12,203
Amortization (accretion) of discount on investments	(2,145)	(2,446)
Deferred tax expense (benefit)	657	(1,015)
Changes in operating assets and liabilities:
Accounts receivable	516	1,283
Operating lease right-of-use assets and lease obligations	(47)	(40)
Prepaid expenses and other current assets	(4,990)	(1,963)
Accounts payable	(21)	(839)
Accrued expenses and other liabilities	3,131	(5,439)
Deferred revenue	47,103	(16,014)
Net cash used in operating activities	(38,755)	(78,329)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(99,165)	(144,376)
Proceeds from maturities of marketable securities	91,857	115,420
Purchases of property and equipment	(1,539)	(3,969)
Net cash provided by (used in) investing activities	(8,847)	(32,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	434,863	63,796
Payments of offering costs	(96)	(77)
Proceeds from share issuance - Gilead Collaboration	22,613	—
Proceeds from share options exercised	17,671	2,465
Net cash provided by financing activities	475,051	66,184
Foreign exchange impact on cash, cash equivalents and restricted cash	(2,236)	(1,514)
Net increase (decrease) in cash, cash equivalents and restricted cash	425,213	(46,584)
Cash, cash equivalents, and restricted cash, beginning of period	205,014	148,439
Cash, cash equivalents, and restricted cash, end of period	$630,227	$101,855
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$2,800	$3,103
Non-cash purchases of property, equipment and intangibles	$—	$—
Non-cash financing costs	$(237)	$—
Non-cash issuance of stock options	$—	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$629,475	$101,096
Restricted cash included in non-current other assets	752	759
	$630,227	$101,855

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of share options and vesting of restricted share units	30,592	3	214	—	—	217
Share-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	3,272,280	322	63,397	—	—	63,719
Exercise of stock options and vesting of restricted stock units	240,198	23	2,225	—	—	2,248
Share-based compensation	—	—	6,453	—	—	6,453
Currency translation adjustment	—	—	—	—	(505)	(505)
Net loss	—	—	—	(32,033)	—	(32,033)
Balance at June 30, 2023	49,853,659	$5,099	$948,913	$(669,896)	$(26,711)	$257,405

Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common share - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,682,500	848	433,682	—	—	434,530
Exercise of share options and vesting of restricted share units	482,869	47	10,081	—	—	10,128
Share-based compensation	—	—	11,686	—	—	11,686
Currency translation adjustment	—	—	—	—	(8,978)	(8,978)
Net loss	—	—	—	(50,042)	—	(50,042)
Balance at June 30, 2024	67,852,920	$6,863	$1,616,367	$(837,559)	$(38,899)	$746,772

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

Since inception, the Company has generated an accumulated deficit of $837.6 million as of June 30, 2024. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2024.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2024 and 2023 are referred to as the second quarter of 2024 and 2023, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2024, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2024	December 31, 2023
	(in thousands)
Money market funds	$20,246	$24,273
Corporate paper and notes	150,988	146,415
U.S. government agency securities	60,215	39,456
U.S. treasuries	5,706	21,571
Total	$237,155	$231,715

Fair value of debt securities	$236,880	$231,945

	June 30, 2024	December 31, 2023
	(in thousands)
Cash equivalents	$20,246	$24,273
Current marketable securities	157,948	150,130
Non-current marketable securities	58,961	57,312
Total	$237,155	$231,715

The Company does not intend to sell and the Company believes it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be at maturity. The Company determined that there was no material change in the credit risk of any of its investments.

The fair value of money market funds is determined based on publicly available market price for these funds (Level 1). The fair value of other debt securities is determined based on the publicly available inputs which includes a market price for the same or similar instruments adjusted for estimates in interest yield (Level 2).

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Prepaid research and development expenses	$8,780	$6,872
Prepaid general and administrative expenses	4,749	2,058
Interest receivable	2,053	1,552
Other	1,706	1,527
Total	$17,288	$12,009

Accrued expenses and other liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued research and development expenses	$26,420	$27,970
Accrued personnel costs	4,266	8,348
Accrued general and administrative expenses	10,037	2,129
Other	103	35
Total	$40,826	$38,482

5. Income Taxes

The Company files income tax returns for its subsidiary Merus US, Inc. in the U.S. federal and Massachusetts jurisdictions as well as for the Company in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
U.S. federal	$1,827	$1,544	$1,951	$1,451
U.S. state	756	637	807	601
Total current income tax expense (benefit)	$2,583	$2,181	$2,758	$2,052

U.S. federal	$(188)	$(486)	$465	$(718)
U.S. state	(78)	(201)	192	(297)
Total deferred income tax expense (benefit)	$(266)	$(687)	$657	$(1,015)

Total income tax expense (benefit)	$2,317	$1,494	$3,415	$1,037

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

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. In April 2024, Kymab filed a notice of appeal before the Technical Board of Appeals, and Grounds of Appeal on June 17, 2024 with further submissions by the parties and proceedings to follow. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2024, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no changes in the Company’s lease arrangements for the three months ended June 30, 2024.

The components of lease expense for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$518	$514	$1,034	$1,226
Variable lease cost	63	56	118	84
Total lease cost included in operating expenses	$581	$570	$1,152	$1,310
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$542	$542	$1,085	$1,284

8. Collaborations

Gilead

On March 5, 2024, the Company entered into a collaboration, option and license agreement (the “Gilead Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Gilead agreed to pay the Company a $56.0 million, non-refundable upfront payment, and purchased 452,527 common shares at a stated price per share of $55.2454 for an aggregate purchase price of $25.0 million. Merus is also eligible to receive license option exercise payments, potential development and commercialization milestones, tiered royalties on product sales should Gilead successfully commercialize a therapy from the collaboration, and an initiation fee should Gilead exercise its right to include a third Program in the collaboration. Under the terms of the Gilead Collaboration Agreement, the Company and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable Program targets selected by Gilead. On a Program-by-Program basis, the Company has granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for clinical development and commercialization of the products arising from such Program. Upon exercise of its option to include the third Program in the collaboration, Gilead will pay the Company a non-refundable upfront initiation fee of $28.0 million, and Merus shall have the option to share in the worldwide net profit or loss, including development costs and expenses for the third Program only.

The initial term of the arrangement is the shorter of the completion of all activities under the applicable research plan or forty-eight months following the initiation of research plan activities. If, as of the fourth anniversary of the initiation of activities under the applicable Program, Merus has not completed the activities under the then current mutually agreed research plans in accordance with the timelines set forth therein (other than due to the act or omission of Gilead), the applicable term shall automatically be extended by an additional twelve months (for a maximum term of sixty months), unless otherwise extended by mutual agreement of the parties. Gilead's obligations under the collaboration to pay milestones and royalties, continues until the longer of an expiration of certain royalty bearing patents or fixed period after a first commercial sale. The arrangement may be terminated in its entirety or in relation to one or more Programs for any reason at any time upon ninety (90) days prior written notice to Merus.

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

As of June 30, 2024, research activities have commenced, but no milestones have been achieved. The Company received the $56.0 million upfront payment from Gilead in April 2024.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly has extended the research term to 2025. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline has extended beyond this first extension, and such an extension into 2025 resulted in a fee of $0.5 million. Lilly exercised the second six month extension in May 2024 and the Company received the $0.5 million extension fee payment in July 2024. The $0.5 million extension is included in the Lilly cost-to-cost model as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, research activities were on-going, and no milestones have been achieved.

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

During the three months ended March 31, 2024, the Company recognized a $1.0 million milestone from Incyte related to candidate nomination. There were no development or commercialization milestones achieved during the three months ended June 30, 2024.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the six months ended June 30, 2024.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2024	$—	$—	$—	$—	$—
Billings	4,055	1,629	55,999	13	61,696
Cash receipts	(4,055)	(1,129)	(55,999)	(13)	(61,196)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—	—	—
Balance at June 30, 2024	$—	$500	$—	$—	$500

Unbilled receivables
Balance at January 1, 2024	$1,397	$839	$—	$193	$2,429
Accrued receivables	3,616	485	56,045	—	60,146
Billings	(4,055)	(1,132)	(56,045)	—	(61,232)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—	(1)	(1)
Balance at June 30, 2024	$958	$192	$—	$192	$1,342

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2024	$36,325	$5,934	$—	$—	$42,259
Additions to contract consideration	—	—	58,387	—	58,387
Revenue recognized in the period	(8,568)	(1,272)	(1,207)	—	(11,047)
Foreign exchange	(1,048)	(172)	(769)	—	(1,989)
Balance at June 30, 2024	26,709	4,490	56,411	—	87,610
Less: current portion	(17,059)	(4,489)	(10,802)	—	(32,350)
Non-current balance at June 30, 2024	$9,650	$1	$45,609	$—	$55,260

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended June 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,266	$462	$1,207	$—	$5,935
Reimbursement revenue	1,202	190	—	—	1,392
Milestones	—	—	—	—	—
Other	—	—	—	5	5
Total collaboration revenue	$5,468	$652	$1,207	$5	$7,332
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,266	$462	$1,207	$—	$5,935

	Three Months Ended June 30, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,325	$3,305	$—	$—	$7,630
Reimbursement revenue	1,335	1,505	—	—	2,840
Milestones	—	—	—	—	—
Other	—	—	—	6	6
Total collaboration revenue	$5,660	$4,810	$—	$6	$10,476
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,325	$3,305	$—	$—	$7,630

	Six Months Ended June 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$8,568	$1,272	$1,207	$—	$11,047
Reimbursement revenue	2,660	504	—	—	3,164
Milestones	1,000	—	—	—	1,000
Other	—	—	—	10	10
Total collaboration revenue	$12,228	$1,776	$1,207	$10	$15,221
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,568	$1,272	$1,207	$—	$11,047

	Six Months Ended June 30, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$8,541	$7,481	$—	$—	$16,022
Reimbursement revenue	2,701	2,696	—	—	5,397
Milestones	2,501	—	—	—	2,501
Other	—	—	—	55	55
Total collaboration revenue	$13,743	$10,177	$—	$55	$23,975
Operating expenses:
Research and development expense	$24	$—	$—	$—	$24
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,541	$7,481	$—	$—	$16,022

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

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of shares sold under the Sales Agreement. In connection with the sale of the common shares on the Company's behalf, Jefferies was deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies was deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

In February 2024, the Company entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC to sell from time to time up to $300.0 million of the Company’s common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under Securities Act.

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through June 30, 2024.

In connection with entering into the Gilead Collaboration Agreement in March 2024, pursuant to the Subscription Agreement, Gilead purchased 452,527 common shares of the Company at a price per share of $55.2454 for aggregate gross proceeds to the Company of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of the shares for a period of time following the purchase of the shares, subject to certain customary exceptions.

On May 29, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “2024 Underwriters”), in connection with the issuance and sale by the Company in a public offering of 7,550,000 common shares of the Company, nominal value €0.09 per share, at a public offering price of $53.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-277465), which became effective upon filing on February 28, 2024, and a prospectus supplement thereunder. Under the terms of the 2024 Underwriting Agreement, the Company also granted the 2024 Underwriters an option exercisable for 30 days to purchase up to an additional 1,132,500 common shares at the public offering price, less underwriting discounts and commissions. On May 30, 2024, the Underwriters exercised this option in full. The offering closed on May 31, 2024, and the Company received net proceeds of $434.9 million, after deducting underwriting discounts and commissions.

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$5,220	$3,042	$7,115	$5,900
General and administrative	6,466	3,411	9,364	6,303
Total	$11,686	$6,453	$16,479	$12,203

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $23.93 per option for the 2,659,757 options granted during the six months ended June 30, 2024. The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2024.

Volatility	67.5%
Risk-free interest rate	4.5%
Expected holding period (in years)	6.2
Dividend yield	-

Contingent Share Option Awards

On February 1, 2024, the Board of Directors approved the grant of share options to purchase 2,446,045 shares of our common shares, at an exercise price of $36.09 per share, to employees as the annual grant for 2024. These share option grants were approved subject to Company's general meeting resolving upon, and the Board of Directors having implemented through an amendment to the Company's articles of association, an increase in the authorized share capital sufficient to satisfy the award set forth in the resolution (such shareholder resolution to be proposed to the Company's annual general meeting to be held in 2024) (the “Shareholder Approval Condition”), provided that such options will be forfeited if the Shareholder Approval Condition is not satisfied ultimately by January 1, 2025. On May 7, 2024, the shareholders approved the amendment to the Company’s articles of association, including the requisite increase in the authorized share capital satisfying the Shareholder Approval Condition, therefore the grant-date fair value of the contingent shares is based on the Black-Scholes valuation model based on the fair market value of the share on the shareholder approval date. Share-based compensation expense was recorded in the second quarter of 2024 relating to these contingent share option awards.

11. Subsequent Events

On June 30, 2024, the Board of Directors appointed Fabian Zohren, M.D., Ph.D. to serve as the Company’s Chief Medical Officer with a start date of July 1, 2024. In connection with Dr. Zohren’s appointment as the Company’s Chief Medical Officer, on June 30, 2024, Merus US, Inc., entered into an employment agreement with Dr. Zohren (the “Employment Agreement”) pursuant to which Dr. Zohren will serve as the Chief Medical Officer of the Company and Merus US and will be entitled to an annual base salary of $503,000 and an annual performance-based bonus targeted at 40% of his annual base salary. The Employment Agreement also provides that, Dr. Zohren was granted an option under the Company’s 2016 Incentive Award Plan to purchase 183,943 common shares of the Company. The option will vest and become exercisable (subject to Mr. Zohren’s continued employment with Merus US or the Company through each applicable vesting date) as to 25% of the underlying shares on the first anniversary of the Employment Agreement Effective Date, with the remaining underlying shares vesting in 36 substantially equal monthly installments thereafter, such that the option shall be vested and exercisable as to all shares on the fourth anniversary of the Employment Agreement Effective Date. Pursuant to the Employment Agreement, if Dr. Zohren’s employment is terminated by Merus US without cause or due to his resignation for good reason, then subject to him executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Zohren will be entitled to receive (i) base salary continuation payments for 12 months, (ii) payment for any earned but unpaid annual bonus for the year prior to the year of termination, and (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months. If Dr. Zohren’s employment is terminated by Merus US without cause or due to his resignation for good reason, in either case, within 12 months following a change in control of the Company, then subject to him executing a general release of claims and continuing compliance with a proprietary information agreement, Dr. Zohren will be entitled to receive, in lieu of the severance payments described above, (i) a lump sum payment equal to one times his base salary and target annual bonus, (ii) payment for any earned but unpaid annual bonus for the year prior to the year of termination, (iii) direct payment of or reimbursement for continued medical, dental or vision coverage pursuant to COBRA for up to 12 months, and (iv) provided that the date of termination occurs more than 12 months following the Employment Agreement Effective Date, accelerated vesting of any portion of his time-based equity awards in the Company that is unvested as of the date of such termination, with any awards that vest in whole or in part based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement.

Effective as of July 1, 2024, the employment of Hui Liu, Ph.D., the Chief Business Officer of the Company and Head of Merus US, and Andrew Joe, M.D., the Company’s Chief Medical Officer, with Merus US ended. Dr. Liu and Dr. Joe each entered into a Separation Agreement and Release with Merus US (the "Liu Separation Agreement" and "Joe Separation Agreement" respectively). Pursuant to the Liu Separation Agreement and the Joe Separation Agreement, as applicable, each of Dr. Liu and Dr. Joe will be eligible to receive the following payments and benefits, subject to his execution and non-revocation of a release of claims in favor of Merus US and the Company: the severance payments and benefits set forth in his respective employment agreement with Merus US, subject to and in accordance with the previously disclosed terms of the applicable employment agreement. Subject to Dr. Liu’s continued compliance with the terms and conditions of the Liu Separation Agreement, he further: (i) received accelerated vesting of 3,000 restricted stock units in the Company granted on October 10, 2023; (ii) is eligible to receive a lump sum payment of $17,500 payable within sixty (60) days of his separation date; and (iii) has the time period to exercise any options to purchase common shares of the Company that are outstanding and vested as of July 1, 2024 extended to December 31, 2024. In addition, Dr. Liu is entitled to reimbursement of up to $10,000 in professional fees incurred in connection with the negotiation of the Liu Separation Agreement. Each of Dr. Liu and Dr. Joe have agreed to comply with a 12 month post-termination non-compete and to continued compliance with his respective proprietary information agreement with Merus US. In connection with Dr. Joe's termination of employment, on June 30,

2024 the Company entered into a Consultancy Agreement with Dr. Joe (the “Consulting Agreement”), pursuant to which Dr. Joe will provide consulting services to the Company for a period of three (3) months following his termination of employment in exchange for a monthly consulting fee of $41,000, with effect from July 1, 2024. Subject to Dr. Joe’s continued compliance with the terms and conditions of the Joe Separation Agreement, the time period to exercise any options to purchase common shares of the Company that are outstanding and vested as of July 1, 2024 shall generally be extended to the date that is three (3) months following the expiration of the Consulting Agreement. The Company will assess the impact of the separation agreements during the following quarter.

On July 24, 2024, the Company announced that the first patient has been dosed in the Company’s phase 3 trial evaluating the efficacy and safety of petosemtamab, a Biclonics® targeting EGFR and LGR5, compared to investigator’s choice of single agent chemotherapy or cetuximab in previously treated (2/3L) patients with recurrent/metastatic head and neck squamous cell carcinoma (r/m HNSCC) referred to as the LiGeR-HN2 trial. As a result of the first patient dosing, Merus shall make milestone payments of approximately €3.0 million, €1.0 million, and $0.5M pursuant to certain intellectual property rights agreements relating to petosemtamab, and €0.15 million pursuant to a license agreement concerning certain technology related to petosemtamab, respectively, during the third quarter of 2024.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $846.4 million as of June 30, 2024 will fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registration trial investigating petosemtamab in 2/3L head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN2 trial, is enrolling; the phase 3 trial in 1L HNSCC investigating petosemtamab in combination with pembrolizumab, the LiGeR-HN1 trial is planned to initiate by year end 2024; 2L metastatic colorectal cancer (mCRC) cohort of petosemtamab in combination with FOLFIRI enrolling; clinical data on 2L+ HNSCC planned for late 4Q 2024.

We have confirmed through feedback with the U.S. Food and Drug Administration (the "FDA") that petosemtamab 1500 mg every two weeks is appropriate for further development in HNSCC as monotherapy, and in combination with pembrolizumab.

In July 2024, we announced the first patient was dosed in LiGeR-HN2, a phase 3 trial evaluating the efficacy and safety of petosemtamab in 2/3L HNSCC compared to standard of care. In this trial, patients will be randomized to petosemtamab monotherapy or investigator’s choice of single agent chemotherapy or cetuximab.

We also plan to initiate LiGeR-HN1, a randomized phase 3 trial of petosemtamab in combination with pembrolizumab, or pembrolizumab in 1L HNSCC expressing PD-L1 (CPS > 1) by year end.

We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regular approval.

On May 28, 2024, we announced interim clinical data as of a March 6, 2024 data cutoff from the ongoing Phase 1/2 trial of the bispecific antibody petosemtamab in combination with pembrolizumab as first-line treatment of recurrent/metastatic head and neck squamous cell carcinoma.

• As of a March 6, 2024 data cutoff date, 45 patients were treated.

• 26 patients were enrolled as of the abstract cutoff date.

• The efficacy population consisted of 24 patients who had the opportunity for four or more months follow up, with ≥2 treatment cycles and ≥1 post-baseline tumor assessment; or who discontinued early due to disease progression or death.

• Two patients were not included: One patient withdrew consent prior to first tumor assessment and the other patient discontinued due to toxicity with less than two cycles of treatment.

• Response rates overall (N=24): 67%, including one confirmed complete response, 12 confirmed partial responses (“PRs”) and three unconfirmed PRs (all of whom confirmed after the data cutoff) by Response Evaluation Criteria in Solid Tumors (RECIST) v1.1. per investigator assessment, including:

• three of four patients with HPV associated cancer responded; and

• Responses observed across PD-L1 levels (CPS 1-19: 60% [6/10]; CPS ≥ 20: 71% [10/14]).

• At the time of data cutoff, of the 45 enrolled, 32 patients remained on treatment, including 14 of 16 responders and 18 of the initial 26 patients enrolled.

• Of those patients that discontinued, the reasons are as follows: nine for disease progression; two withdrawal of consent; one death (unrelated to treatment); and one related to adverse events (“AE”) (asthenia, diarrhea, creatinine increase; all Grade (“G”) <3).

• Median follow up of 3.6 months for the 45 patients.

• In 45 patients the combination was well tolerated and no significant overlapping toxicities with pembrolizumab were observed.

• Treatment-emergent AEs were reported in 45 patients.

• Most were G1 or G2 in severity (no G4–5 were observed).

• Infusion-related reactions (composite term) were reported in 38% (all Gs) and 7% (G3) of patients, most occurred during the first infusion and resolved.

We are continuing to evaluate approximately 40 patients in previously treated (2L/3L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels (the "Dose cohort"). At the American Association of Cancer Research (AACR) Annual Meeting 2023, we provided interim data on 49 2L+ HNSCC patients that were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenous every two weeks. 43 patients were evaluable for efficacy (the "AACR cohort"). As of a February 1, 2023 data cutoff date, the ORR was 37.2% by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 per investigator assessment.

We plan to provide updated efficacy, durability and safety data of the AACR cohort along with clinical data from the Dose cohort evaluating petosemtamab monotherapy 1500 or 1100 mg dose levels in 2L+ HNSCC in late fourth quarter of 2024.

The FDA granted Fast Track Designation for the investigation of petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody. Fast Track is a designation designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical needs.

The FDA has also granted Breakthrough Therapy Designation (BTD) for petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody.

In July 2024, we announced the first patient was dosed in the phase 2 open-label trial evaluating the safety and preliminary antitumor activity of petosemtamab with FOLFIRI in 2L mCRC. .

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors Zeno BLA for treatment of NRG1+ non-small cell lung cancer (NSCLC) and NRG1+ pancreatic cancer (PDAC) accepted under priority review by the FDA.

We continue to enroll patients in the Phase 1/2 eNRGy trial to assess the safety and anti-tumor activity of Zeno monotherapy in NRG1+ cancers.

On May 6, 2024, we announced that FDA has accepted under priority review a Biologics License Application (“BLA”) for Zeno in patients with NRG1+ NSCLC and NRG1+ PDAC.

In June and July 2023, respectively, we announced that Zeno has been granted two Breakthrough Therapy Designations ("BTD") by the FDA for (i) the treatment of patients with advanced unresectable or metastatic NRG1+ pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options; and (ii) the treatment of patients with advanced unresectable or metastatic NRG1+ NSCLC, following progression with prior systemic therapy.

In August 2020, Zeno was granted orphan drug designation by the FDA for the treatment of pancreatic cancer and in January 2021, we announced that Zeno received Fast Track Designation for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy.

We believe that obtaining a commercialization partnership agreement is an important step in bringing Zeno to patients with NRG1+ cancer, if approved.

We are also conducting ongoing translational work on potential biomarkers outside of NRG1+ cancer which may support development opportunities for Zeno in additional areas of unmet need.

MCLA-129 (EGFR x c-MET Biclonics®): Solid Tumors

Investigation of MCLA-129 continues in MET ex14 NSCLC expansion cohort in the phase 1/2 trial; MCLA-129 in combination with chemotherapy in 2L+ EGFR mutant (EGFRm) NSCLC is ongoing.

MCLA-129 is in clinical development in a global, phase 1, open-label, clinical trial evaluating MCLA-129 in patients with c-MET exon 14 skipping mutations (METex14), and we continue to monitor and evaluate patients on treatment.

At the 2024 American Society of Clinical Oncology annual meeting (the "2024 ASCO"®), we presented efficacy and safety data of MCLA-129, in NSCLC with METex14.

Observations in the presentation include:

•
As of a February 16, 2024 data cutoff date, 22 patients were treated and 14 patients (64%) were continuing treatment.
▪
All the patients received MCLA-129 in monotherapy at the dose of 1500 mg, every 2 weeks.
▪
Patients received a median of two lines of prior therapy.
▪
10 patients (45%) were tyrosine kinase inhibitor (TKI)-naïve and 12 patients (55%) had received prior TKIs.
▪
Seven patients were excluded from the efficacy population. Four patients discontinued due to AEs <2 cycles of treatment and did not experience progressive disease while on study; three patients were ongoing as of the cutoff date with <2 treatment cycles.
•
15 patients were evaluable for response having received ≥2 treatment cycles, measurable disease at baseline and ≥1 post-baseline scan.
•
Response rate overall: three partial responses ("PRs") and six unconfirmed PRs ("uPRs") were observed by Response Evaluation Criteria in Solid Tumors v1.1 per investigator assessment; five of the six uPRs were confirmed and one uPR progressed after the data cutoff (8/15 confirmed PRs [53%]).
•
Six of eight TKI-naïve cancers responded, one of which was an initial uPR that progressed after data cutoff.
•
Three of seven patients having cancers with prior MET TKI responded.
•
Reduction in target lesion tumor size from baseline was demonstrated in 12 patients (80%).
•
Early safety assessment in 22 patients treated with MCLA-129 monotherapy included:
▪
Infusion related reactions (composite term) in 86% (18% ≥ G3).
▪
One patient had treatment-related interstitial lung disease (G2).
▪
Venous thromboembolism was recorded in two patients (one G3 possibly treatment-related, the other G2 and not related to treatment).

We have dosed the first patients in the phase 2 trial evaluating MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel.

We also remain interested in exploring partnering MCLA-129 to sufficiently resource the development of MCLA-129 and the potential benefit it may have for patients.

MCLA-129 is subject to a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta), which permits Betta to develop MCLA-129 and potentially commercialize exclusively in China, while we retain global rights outside of China. An abstract sponsored by Betta entitled: Efficacy and safety of MCLA-129, an EGFR/c-MET bispecific antibody, in advanced non-small cell lung cancer (NSCLC) was presented at 2024 ASCO.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Investigation continues of the phase 1 trial of MCLA-145 in combination with pembrolizumab.

At 2024 ASCO®, we presented efficacy and safety data of the phase I study of MCLA-145, a bispecific antibody targeting CD137 and PD-L1, in solid tumors, as monotherapy or in combination with pembrolizumab.

Observations in the presentation include:

•
As of a January 3, 2024 data cutoff date, 72 patients with multiple cancer types were treated; 25% of patients had non-small cell lung cancer (NSCLC).
•
All patients were heavily pre-treated with a median of three prior therapies; prior PD-(L)1 therapy in 49% of the monotherapy patients and 100% of the combination patients.
•
In monotherapy, 52 patients with a variety of tumor types and treated at different dose levels were evaluable for response.
•
Five PRs were observed at different dose levels in glioblastoma (ongoing as of the cutoff date for >3 years), sarcoma (pretreated with pazopanib and gemcitabine/docetaxel), cervical, anal, and gastric cancer by Response Evaluation Criteria in Solid Tumors v1.1. per investigator assessment.

•
Two of six patients with PRs (33%) were observed for patients treated at the recommended dose for expansion (RDE), 40 mg Q3W.
•
Three of six patients with PRs (50%) were observed for patients with evaluable baseline tumor CD8 T-cell density of ≥ 250 cells/mm2.
•
In combination with pembrolizumab, 19 patients with a variety of tumor types and treated at different dose levels were evaluable for response.
•
One patient with PR in Merkel cell carcinoma was observed at 25 mg Q3W.
•
One patient with complete response was observed in PD-L1+ NSCLC at the RDE 40 mg Q3W.
•
Three patients were continuing combination therapy at cutoff date.
•
MCLA-145 monotherapy or in combination with pembrolizumab had a well-tolerated and manageable safety profile at the RDE, 40mg Q3W Shifting from Q2W to Q3W resulted in a 50% reduction of G≥3 treatment-emergent AEs in both monotherapy and combination therapy Liver toxicity, a common CD137 related AE, was controlled with no G4 events observed at Q3W.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Incyte	$5.5	$5.7	$(0.2)	$12.2	$13.7	$(1.5)
Lilly	$0.6	4.8	(4.2)	1.8	10.2	(8.4)
Gilead	$1.2	—	1.2	1.2	—	1.2
Other	—	—	—	—	0.1	(0.1)
Total revenue	$7.3	$10.5	$(3.2)	$15.2	$24.0	$(8.8)

Collaboration revenue for the three months ended June 30, 2024 decreased by $3.2 million as compared to the three months ended June 30, 2023, primarily as a result of decreases in Lilly revenue of $4.2 million and Incyte revenue of $0.2 million, partially offset by an increase in Gilead revenue of $1.2 million. The decrease in Lilly revenue is primarily the result of a decrease in upfront payment amortization of $2.9 million and a decrease in cost reimbursements of $1.3 million. The decrease in Incyte revenue is primarily the result of a decrease in upfront payment amortization of $0.1 million due to changes in foreign exchange rates and a decrease in cost reimbursements of $0.1 million. Gilead revenue increased due to the start of the collaboration agreement in 2024 which resulted in an increase in upfront payment amortization of $1.2 million. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the six months ended June 30, 2024 decreased by $8.8 million as compared to the six months ended June 30, 2023, primarily as a result of decreases in Lilly revenue of $8.4 million, Incyte revenue of $1.5 million and Other revenue of $0.1 million, partially offset by an increase in Gilead revenue of $1.2 million. The decrease in Lilly revenue is primarily the result of a decrease in upfront payment amortization of $6.2 million and a decrease in cost reimbursements of $2.2 million. The decrease in Incyte revenue is primarily the result of a decrease in milestone revenue of $1.5 million. Gilead revenue increased due to the start of the collaboration agreement in 2024 which resulted in an increase in upfront payment amortization of $1.2 million.

As of June 30, 2024, we had total deferred revenue of $87.6 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement, our Incyte collaboration agreement and our Lilly collaboration agreement. The remaining deferred revenue of $26.7 million from the Incyte collaboration agreement is expected to be recognized over the next two years. The remaining deferred revenue of $4.5 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target. The remaining deferred revenue of $56.4 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Research and development	$49.1	$28.3	$20.8	$87.7	$63.2	$24.5
General and administrative	22.6	16.1	6.5	38.7	31.4	7.3
Total operating expenses	$71.7	$44.4	$27.3	$126.4	$94.6	$31.8

Research and development expense for the three months ended June 30, 2024 increased by $20.8 million as compared to the three months ended June 30, 2023, primarily as a result of increases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $16.1 million, consulting expenses of $2.1 million, facilities and depreciation expenses of $1.1 million, personnel related expenses including share-based compensation of $1.0 million, consumables expenses of $0.1 million, and travel expenses of $0.1 million.

Research and development expense for the six months ended June 30, 2024 increased by $24.5 million as compared to the six months ended June 30, 2023, primarily as a result of primarily as a result of increases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $19.4 million, consulting expenses of $3.7 million, facilities and depreciation expenses of $2.3 million, pre-launch inventory of $0.2 million, and travel expenses of $0.2 million, partially offset by decreases in personnel related expenses including share-based compensation of $1.2 million and consumables expenses of $0.1 million.

General and administrative expense for the three months ended June 30, 2024 increased by $6.5 million as compared to the three months ended June 30, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $3.7 million, consulting expenses of $3.6 million, intellectual property and license expenses of $0.5 million, and legal expenses of $0.4 million, partially offset by decreases in facilities and depreciation expense of $1.2 million, travel expenses of $0.3 million, and finance and human resources expenses of $0.2 million.

General and administrative expense for the six months ended June 30, 2024 increased by $7.3 million as compared to the six months ended June 30, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $4.5 million, consulting expenses of $3.2 million, legal expenses of $1.0 million, and intellectual property and license expenses of $0.8 million, partially offset by decreases in facilities and depreciation expense of $1.7 million, travel expenses of $0.3 million, and finance and human resources expenses of $0.2 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Interest income, net	$7.1	$2.8	$4.3	$12.0	$4.8	$7.2
Foreign exchange gains (loss)	9.6	0.6	9.0	18.1	(4.9)	23.0
Total other income (loss), net	$16.7	$3.4	$13.3	$30.1	$(0.1)	$30.2

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Current	$2.6	$2.2	$0.4	$2.8	$2.1	$0.7
Deferred	(0.3)	(0.7)	0.4	0.6	(1.0)	1.6
Total tax expense (benefit), net	$2.3	$1.5	$0.8	$3.4	$1.1	$2.3

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 required companies to capitalize and amortize these expenditures over five years (for U.S.-based research). As of June 30, 2023, we had recorded a deferred tax assets of a $2.1 million. During 2023, we concluded R&D expenses incurred by the Merus US entity are not USA R&D costs but rather pass through R&D costs to Merus N.V and therefore not subject to Section 174 rules. The change in our Section 174 position represents a change in estimate. The change in our Section 174 position as of year-end 2023 from year-end 2022 is based upon this new information and does not reflect the misapplication of any information which was available at the previous financial statement reporting date. By December 31, 2023, we removed the research and development costs deferred tax asset. There was no research and development cost deferred tax assets recorded as of June 30, 2024.

Income tax expense for the three and six months ended June 30, 2024 increased by $0.8 million and $2.3 million, respectively, as compared to the three and six months ended June 30, 2023 primarily due to an increase in book income before tax, in increase in permanent differences due to stock option exercises in 2024, and a decrease in temporary differences due to the change in estimate related to the treatment of Section 174 expenses in 2023.

Net Loss

Net loss for the three and six months ended June 30, 2024 was $50.0 million and $84.5 million, respectively, compared to net loss for the three and six months ended June 30, 2023 of $32.0 million and $71.8 million, respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2024, we had $846.4 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In May 2021, we entered into an Open Market Sales Agreement (the "Sales Agreement"), with Jefferies LLC, or Jefferies, to sell from time to time up to $125.0 million of our common shares through an "at-the-market" offering program under which Jefferies acts as the sales agent. As of December 31, 2022, pursuant to the Sales Agreement, we had issued and sold an aggregate of 2,720,846 shares of our common shares resulting in gross proceeds of $59.5 million, before deducting sales agent commissions of $1.7 million. During the three months ended June 30, 2023, we sold 3,272,280 shares of our common shares under the Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees. Having sold approximately $124.9 million of the $125.0 million available under the Sales Agreement, on May 22, 2023, we delivered written notice to Jefferies, effective as of such date, to terminate the Sales Agreement. We are not subject to any termination penalties related to the termination of the Sales Agreement.

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

On March 5, 2024, we entered into a collaboration, option and license agreement (“Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Under the terms of the Collaboration Agreement, we and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable program targets selected by Gilead. On a Program-by-Program basis, we have granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for the development and commercialization of the products arising from such Program. Gilead paid an upfront, non-refundable payment of $56.0 million for the rights granted under the Collaboration Agreement. If Gilead exercises its option to an additional Program, we will receive an initiation fee of $28.0 million. If Gilead exercises its license option for all Programs, we will receive up to a total of approximately $1.5 billion across all three programs. We are further eligible to receive, with respect to all products arising from a Program, if approved, and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires, subject to customary reductions. We also have an option to forego unachieved development milestones and royalties to enter into a 50/50 split of net profits and net losses arrangement for the third program upon a specified time period triggered by the first investigational new drug application filing for the third Program. In connection with entering into the Collaboration Agreement, pursuant to the Subscription Agreement, Gilead purchased 452,527 common shares of the Company (the “Shares”) at a price per share of $55.2454 for aggregate gross proceeds to us of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of the Shares for a period of time following the purchase of the Shares, subject to certain customary exceptions.

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the 2024 Sales Agreement through June 30, 2024.

On May 29, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “2024 Underwriters”), in connection with the issuance and sale by us in a public offering of 7,550,000 common shares of the Company, nominal value €0.09 per share, at a public offering price of $53.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-277465), which became effective upon filing on February 28, 2024, and a prospectus supplement thereunder. Under the terms of the 2024 Underwriting Agreement, we also granted the 2024Underwriters an option exercisable for 30 days to purchase up to an additional 1,132,500 common shares at the public offering price, less underwriting discounts and commissions. On May 30, 2024, the 2024 Underwriters exercised this option in full. The offering closed on May 31, 2024, and we received net proceeds of $434.9 million, after deducting underwriting discounts and commissions.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended June 30, 2024, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2024	2023	Change
	(in millions)
Net cash used in operating activities	$(38.8)	$(78.3)	$39.5
Net cash provided by (used in) investing activities	$(8.8)	$(32.9)	$24.1
Net cash provided by financing activities	$475.1	$66.2	$408.9

Net cash used in operating activities during the six months ended June 30, 2024 decreased by $39.5 million as compared to the six months ended June 30, 2023, primarily as a result of increases in cash inflows from collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $53.6 million, cash inflows from Other Income of $7.8 million, partially offset by increases in cash outflows related to operating expenses of $21.9 million.

Net cash used in investing activities during the six months ended June 30, 2024 decreased by $24.1 million as compared to the six months ended June 30, 2023 primarily due to decreases in purchases of marketable securities of $45.2 million and decreases in purchases of property and equipment of $2.4 million, partially offset by decreases in proceeds from maturities of marketable securities of $23.6 million.

Net cash provided by financing activities during the six months ended June 30, 2024 increased by $408.9 million as compared to the six months ended June 30, 2023 primarily due to increase in proceeds received from issuance of common stock from the 2024 Underwriting Agreement with Jefferies in May 2024 of $434.9 million compared to the proceeds received from the at-the-market Sales Agreement with Jefferies in May 2023 of $63.8 million, an increase in proceeds received from the Gilead collaboration agreement of $22.6 million and an increase in proceeds from share option exercises of $15.2 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of June 30, 2024, marketable securities were $216.9 million. As of June 30, 2023, marketable securities were $210.5 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of June 30, 2024 or June 30, 2023.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended June 30, 2024, by approximately $8.1 million and increased our currency translation adjustment by approximately $117.0 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6, "Commitments and Contingencies," in the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $84.5 million and $71.8 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $837.6 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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
•
conduct our ongoing Phase 3 LiGeR-HN2 study, commence our Phase 3 LiGeR-HN1 study of MCLA-158, or petosemtamab, in combination with pembrolizumab, and continue our Phase 1/2 clinical trial of petosemtamab for the treatment of solid tumors;
•
conduct our ongoing Phase 1/2 clinical trial for MCLA-129 for the treatment of solid tumors, which is subject to a collaboration with Betta, whereby Betta has exclusive rights to develop MCLA-129 in China, and Merus retains all rights ex-China;
•
monitor and evaluate our ongoing Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors;
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

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration (the "FDA"), or the European Medicines Agency (the "EMA"), or other regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in completing our clinical trials or the development of any of our antibody candidates, our expenses could increase and commercial revenue could be further delayed.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed federally insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

We continue to monitor the impact with respect to our clinical trials, including directly or indirectly on enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for clinical candidates, as well as the impact on drug supply and vendors. Over the quarter ended June 30, 2024 and to date, we have observed a low impact on drug supply, vendors, clinical trial enrollment, patient site visits and a low impact on patient monitoring visits as a consequence of the COVID-19 pandemic. Certain investigational sites have made permanent policy changes post-COVID-19 to only permit remote monitoring by the sponsor or CRO.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our developments plans. If we are unable to successfully transition our clinical trials to comply with the CTR, we may experience delays in the progression or completion of clinical trials in the EU, and other potential regulatory and development consequences, including pausing further progress of site enrollment within the jurisdiction until we adequately comply with the CTR.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the UK regulations are aligned with the CTR. A decision by the UK Government not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. Once the changes brought by the Windsor Framework are implemented, this may have a further impact on the application of the CTR in Northern Ireland.

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

In February 2015, we commenced a Phase 1/2 clinical trial in Europe of our most advanced antibody candidate, zenocutuzumab, for the treatment of various solid tumors, which was amended to treat patients having solid tumors harboring a NRG1 gene fusion. Additionally, in January 2018 we commenced a Phase 2 clinical trial in Europe and the United States exploring zenocutuzumab, in combination with other agents, in patients with metastatic breast cancer. Patients treated with zenocutuzumab have experienced adverse reactions that may be related to the treatment with a safety update provided for zenocutuzumab in October 2023, at the European Society for Medical Oncology (ESMO) Congress 2023, with a safety cut-off date of July 31, 2023. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors. Patients treated with petosemtamab have experienced adverse reactions that may be treatment related, with a safety update provided for petosemtamab in combination with pembrolizumab in June 2024 at the 2024 American Society of Clinical Oncology annual meeting with a data cutoff date of March 6, 2024, and in monotherapy in April 2023 at AACR, with a safety data cutoff date of February 1, 2023, and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg). In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with a safety update provided for MCLA-129 in June 2024 at the 2024 American Society of Clinical Oncology annual meeting, with a data cutoff date of February 16, 2024. In May 2019, we commenced a Phase 1 clinical trial in the United States of our bispecific antibody MCLA-145 in patients with solid tumors. Patients treated with MCLA-145 have experienced adverse events that may be related to the treatment, with a safety update provided for MCLA-145 in June 2024 at the 2024 American Society of Clinical Oncology annual meeting, with a data cutoff date of January 3, 2024.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of zenocutuzumab in combination with afatinib in patients having NRG1+ NSCLC and investigation of zenocutuzumab in combination with an androgen deprivation therapy (ADT) in patients with castration resistant prostate cancer, irrespective of NRG1+ status. We continue to monitoring and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of zenocutuzumab in combination with an androgen deprivation therapy including diarrhea, decreased appetite, fatigue, stomatitis. Side effects associated with abiraterone include mineralocorticoid excess, adrenocortical insufficiency, and hepatotoxicity, and for enzalutamide include seizure, posterior reversible encephalopathy syndrome (PRES), hypersensitivity, ischemic heart disease, falls and fractures, embryo-fetal toxicity. Side effects associated with afatinib include diarrhea, bullous and exfoliative skin disorders, interstitial lung disease, hepatic toxicity, gastrointestinal perforation, keratitis, embryo-fetal toxicity. In 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with pembrolizumab as a potential front-line therapy for advanced HNSCC expressing PD-L1 (combined positive score (CPS) > 1). We have observed certain adverse events from patients receiving the combination of petosemtamab and pembrolizumab, including infusion related reactions, and asthenia. Common side effects with pembrolizumab when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. We provided a safety update for petosemtamab in combination with pembrolizumab in June 2024 at the

2024 American Society of Clinical Oncology annual meeting with a data cutoff date of March 6, 2024. In July 2024, we commenced a Phase 2 investigation of the combination of petosemtamab with FOLFIRI, in patients with metastatic colorectal cancer (mCRC). We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with osimertinib, a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on osimertinib. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with osimertinib, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, venous thromboembolism (VTE, composite term) and treatment-related interstitial lung disease, with additional details on safety reported at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In addition, osimertinib has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2024, we also commenced a Phase 2 investigation of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving this combination. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with pembrolizumab in solid tumors. We continue to monitor and evaluate patients enrolled and have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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

If results of our trials reveal a high and unacceptable severity and prevalence of adverse events or side effects, including those that may be new or unexpected, our trials or enrollment could be paused, suspended or terminated and the FDA, the EMA, or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our antibody candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment, investigator engagement and commitment and perception of the clinical candidate or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Additionally, if any of our antibody candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions (NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with CRPC in combinations with an ADT, and patients with NRG1+ NSCLC in combination with afatinib, we have paused enrollment of both cohorts, but may enroll up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 380 adult patients with solid tumors, including a cohort of patients that receive MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 567 adult patients with solid tumors, which includes patients with 2L metastatic colorectal cancer (mCRC), in combination with FOLFIRI. We are enrolling a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC, and we plan to enroll up to 500 adult patients with HNSCC. We plan to initiate a randomized phase 3 trial of petosemtamab in combination with pembrolizumab, or pembrolizumab in 1L HNSCC expressing PD-L1 (CPS > 1) by year end. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

Obtaining a Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even though the FDA has granted such designation for zenocutuzumab for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy and for petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody, these designations may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that zenocutuzumab, petosemtamab or any other antibody candidate that may be granted Fast Track designation will receive marketing approval in the United States.

Breakthrough Therapy designations by the FDA for zenocutuzumab, petosemtamab and any potential future product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive FDA approval.

We have been granted a Breakthrough Therapy designations for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options and for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy. We have also been granted Breakthrough Therapy designation for petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody. We may seek additional Breakthrough Therapy designations for zenocutuzumab, petosemtamab or for our other antibody candidates, or the comparable designations in foreign jurisdictions, where we believe the clinical data support such designations.

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

We plan to seek for zenocutuzumab and may in the future, for other clinical candidates, seek accelerated approval for our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback, receipt of information requests from the FDA, feedback from FDA inspections of us, our clinical trial sites, and our third party providers including CRO and CMC organizations, among other factors, we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, although the FDA has accepted our submission of the BLA for zenocutuzumab under priority review, there can be no assurance that such application will be accepted for marketing authorization or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

We have received acceptance of our BLA submission for zenocutuzumab for the treatment of NRG1+ NSCLC and PDAC by the FDA under priority review. Priority review may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.

In May 2024, the FDA accepted our BLA submission for zenocutuzumab in the United States for the treatment NRG1+ fusion NSCLC and PDAC, which may shorten the review period to a target goal of six months from a target ten month review period. The FDA has broad discretion in its review of the BLA, and the FDA may later decide that the drug candidate no longer meets the conditions for qualification for priority review or that the time period for FDA review or approval will not be shortened. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete BLA is accepted for filing, if the drug candidate provides a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions compared to available therapies. The FDA determines whether a drug qualifies for priority review after an BLA for such drug is submitted to the FDA. Accordingly, until the FDA completes its review of the BLA, provides any feedback, seeks information requests, and performs an inspection of us, our clinical trial sites, CROs and CMC providers for zenocutuzumab, we cannot be assured that they will grant marketing authorization at all, or meet its six-month goal date, and the review process may be extended if the FDA requests additional information or clarification. A priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving a priority review designation from the FDA does not guarantee approval of the drug application within the six-month review cycle or any time thereafter.

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

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on July 29, 2024					*
10.1	Consulting Agreement, dated April 15, 2024 between Victor Sandor and Merus US, Inc.	10-Q	001-37773	10.2	5/8/2024
10.2	Employment Agreement by and between Merus US, Inc. and Fabian Zohren.	8-K	001-37773	10.1	7/1/2024
10.3	Separation Agreement and Release, by and between Merus US, Inc. and Hui Liu.	8-K	001-37773	10.2	7/1/2024
10.4	Separation Agreement and Release, by and between Merus US, Inc. and Andrew Joe.	8-K	001-37773	10.3	7/1/2024
10.5	Consultancy Agreement, by and between Merus N.V. and Andrew Joe.	8-K	001-37773	10.4	7/1/2024
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

MERUS N.V.

Date: August 1, 2024	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)