Form 10-Q
period 2024-09-30
Merus N.V.
filed 2024-10-31
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 27, 2024, the registrant had 68,463,681 common shares, nominal value €0.09 per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$432,998	$204,246
Marketable securities	199,270	150,130
Accounts receivable	1,134	2,429
Prepaid expenses and other current assets	32,874	12,009
Total current assets	666,276	368,814
Marketable securities	150,620	57,312
Property and equipment, net	12,146	12,135
Operating lease right-of-use assets	10,312	11,362
Intangible assets, net	1,856	1,800
Deferred tax assets	838	1,199
Other assets	2,628	2,872
Total assets	$844,676	$455,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,185	$4,602
Accrued expenses and other liabilities	36,279	38,482
Income taxes payable	4,876	1,646
Current portion of lease obligation	1,762	1,674
Current portion of deferred revenue	30,974	22,685
Total current liabilities	80,076	69,089
Lease obligation	9,284	10,488
Deferred revenue, net of current portion	52,055	19,574
Total liabilities	141,415	99,151
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 shares authorized at September 30, 2024 and December 31, 2023; 68,426,779 and 57,825,879 shares issued and outstanding as at September 30, 2024 and December 31, 2023, respectively	6,919	5,883
Additional paid-in capital	1,640,930	1,126,054
Accumulated other comprehensive income	(7,124)	(22,533)
Accumulated deficit	(937,464)	(753,061)
Total shareholders’ equity	703,261	356,343
Total liabilities and shareholders’ equity	$844,676	$455,494

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$11,772	$11,033	$26,993	$35,008
Total revenue	11,772	11,033	26,993	35,008
Operating expenses:
Research and development	63,239	36,810	150,942	99,973
General and administrative	20,765	12,591	59,466	44,040
Total operating expenses	84,004	49,401	210,408	144,013
Operating loss	(72,232)	(38,368)	(183,415)	(109,005)
Other income, net:
Interest income, net	10,254	4,522	22,301	9,312
Foreign exchange gains (loss)	(34,950)	11,952	(16,897)	7,062
Total other income (loss), net	(24,696)	16,474	5,404	16,374

Net loss before income taxes	(96,928)	(21,894)	(178,011)	(92,631)
Income tax expense	2,977	1,118	6,392	2,155
Net loss	$(99,905)	$(23,012)	$(184,403)	$(94,786)
Other comprehensive loss:
Currency translation adjustment	31,775	(10,722)	15,409	(6,985)
Comprehensive loss	$(68,130)	$(33,734)	$(168,994)	$(101,771)
Net loss per share attributable to common stockholders: Basic and diluted	$(1.46)	$(0.43)	$(2.94)	$(1.91)
Weighted-average common shares outstanding: Basic and diluted	68,254,120	53,869,762	62,750,425	49,532,722

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,403)	$(94,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,749	1,752
Amortization of intangible assets	133	170
Foreign exchange losses (gains)	13,537	(3,548)
Share-based compensation expense	29,971	19,518
Amortization (accretion) of discount on investments	(3,129)	(3,899)
Deferred tax expense (benefit)	363	1,340
Changes in operating assets and liabilities:
Accounts receivable	1,293	602
Operating lease right-of-use assets and lease obligations	(74)	(62)
Prepaid expenses and other current assets	(19,930)	(14)
Accounts payable	1,525	(4,482)
Accrued expenses and other liabilities	642	(1,273)
Deferred revenue	39,146	(21,177)
Net cash used in operating activities	(119,177)	(105,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(295,311)	(204,087)
Proceeds from maturities of marketable securities	154,602	183,192
Purchases of intangible assets	(163)	—
Purchases of property and equipment	(1,647)	(4,008)
Net cash provided by (used in) investing activities	(142,519)	(24,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	434,863	225,945
Payments of offering costs	(325)	(443)
Proceeds from share issuance - Gilead Collaboration	22,613
Proceeds from share options exercised	28,790	3,084
Net cash provided by financing activities	485,941	228,586
Foreign exchange impact on cash, cash equivalents and restricted cash	4,513	(3,648)
Net increase (decrease) in cash, cash equivalents and restricted cash	228,758	94,176
Cash, cash equivalents, and restricted cash, beginning of period	205,014	148,439
Cash, cash equivalents, and restricted cash, end of period	$433,772	$242,615
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$2,800	$3,103
Non-cash purchases of property, equipment and intangibles	$—	$—
Non-cash financing costs	$—	$—
Non-cash issuance of stock options	$—	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$432,998	$241,868
Restricted cash included in non-current other assets	774	747
	$433,772	$242,615

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2023	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Exercise of share options and vesting of restricted share units	30,592	3	214	—	—	217
Share-based compensation	—	—	5,750	—	—	5,750
Currency translation adjustment	—	—	—	—	4,242	4,242
Net loss	—	—	—	(39,741)	—	(39,741)
Balance at March 31, 2023	46,341,181	$4,754	$876,838	$(637,863)	$(26,206)	$217,523
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	3,272,280	322	63,397	—	—	63,719
Exercise of stock options and vesting of restricted stock units	240,198	23	2,225	—	—	2,248
Share-based compensation	—	—	6,453	—	—	6,453
Currency translation adjustment	—	—	—	—	(505)	(505)
Net loss	—	—	—	(32,033)	—	(32,033)
Balance at June 30, 2023	49,853,659	$5,099	$948,913	$(669,896)	$(26,711)	$257,405
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	7,840,909	771	161,012	—	—	161,783
Exercise of stock options and vesting of restricted stock units	34,612	4	615	—	—	619
Share-based compensation	—	—	7,315	—	—	7,315
Currency translation adjustment	—	—	—	—	(10,722)	(10,722)
Net loss	—	—	—	(23,012)	—	(23,012)
Balance at September 30, 2023	57,729,180	$5,874	$1,117,855	$(692,908)	$(37,433)	$393,388

Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common share - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,682,500	848	433,682	—	—	434,530
Exercise of share options and vesting of restricted share units	482,869	47	10,081	—	—	10,128
Share-based compensation	—	—	11,686	—	—	11,686
Currency translation adjustment	—	—	—	—	(8,978)	(8,978)
Net loss	—	—	—	(50,042)	—	(50,042)
Balance at June 30, 2024	67,852,920	$6,863	$1,616,367	$(837,559)	$(38,899)	$746,772
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	—	—	8	—	—	8
Exercise of stock options and vesting of restricted stock units	573,859	56	11,063	—	—	11,119
Share-based compensation	—	—	13,492	—	—	13,492
Currency translation adjustment	—	—	—	—	31,775	31,775
Net loss	—	—	—	(99,905)	—	(99,905)
Balance at September 30, 2024	68,426,779	$6,919	$1,640,930	$(937,464)	$(7,124)	$703,261

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

Since inception, the Company has generated an accumulated deficit of $937.5 million as of September 30, 2024. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2024.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2024 and 2023 are referred to as the third quarter of 2024 and 2023, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2024, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2024	December 31, 2023
	(in thousands)
Money market funds	$6,436	$24,273
Corporate paper and notes	294,729	146,415
U.S. government agency securities	91,567	39,456
U.S. treasuries	47,308	21,571
Total	$440,040	$231,715

Fair value of debt securities	$440,718	$231,945

	September 30, 2024	December 31, 2023
	(in thousands)
Cash equivalents	$90,150	$24,273
Current marketable securities	199,270	150,130
Non-current marketable securities	150,620	57,312
Total	$440,040	$231,715

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Prepaid research and development expenses	$23,658	$6,872
Prepaid general and administrative expenses	3,767	2,058
Interest receivable	2,749	1,552
Other	2,700	1,527
Total	$32,874	$12,009

Accrued expenses and other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued research and development expenses	$24,952	$27,970
Accrued personnel costs	7,162	8,348
Accrued general and administrative expenses	4,046	2,129
Other	119	35
Total	$36,279	$38,482

5. Income Taxes

The Company files income tax returns for its subsidiary Merus US, Inc. in the U.S. federal and Massachusetts jurisdictions as well as for the Company in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
U.S. federal	$2,434	$(871)	$4,385	$580
U.S. state	837	(366)	1,644	235
Total current income tax expense (benefit)	$3,271	$(1,237)	$6,029	$815

U.S. federal	$(208)	$1,665	$257	$947
U.S. state	(86)	690	106	393
Total deferred income tax expense (benefit)	$(294)	$2,355	$363	$1,340

Total income tax expense (benefit)	$2,977	$1,118	$6,392	$2,155

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

On August 5, 2024, the Company filed a complaint in the United States District Court of Delaware against Xencor, Inc. ("Xencor") alleging Xencor is infringing the Company's U.S. Patent Numbers (Nos.) 9,944,965 and 9,358,268, and 11,926,859, related to Xencor's manufacture, use, offer for sale, sale, and/or importation of certain antibodies and antibody technologies and methods in and/or into the United States. The Company is the plaintiff and Xencor is the defendant. As a result of Xencor’s acts, the Company has alleged that the Company has suffered and continues to suffer damages, is entitled to recover from Xencor damages sustained as a result of Xencor's wrongful and infringing acts, and the Company has and will continue to suffer, irreparable harm for which there is no remedy at law. Accordingly, the Company seeks, among other things, damages, equitable remedies, and an award of attorneys' fees. On October 10, 2024, Xencor filed a motion to dismiss under Federal Rule of Civil Procedure 12(b)(6), with further submissions by the parties and proceedings to follow.

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. In April 2024, Kymab filed a notice of appeal before the Technical Board of Appeals, and Grounds of Appeal on June 17, 2024. The Company filed a response to Kymab's notice of appeal on October 18, 2024, with further submissions by the parties and proceedings to follow. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2024, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no changes in the Company’s lease arrangements for the three months ended September 30, 2024.

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$528	$517	$1,562	$1,743
Variable lease cost	59	53	177	137
Total lease cost included in operating expenses	$587	$570	$1,739	$1,880
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$551	$544	$1,636	$1,828

8. Collaborations

Gilead

On March 5, 2024, the Company entered into a collaboration, option and license agreement (the “Gilead Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Gilead agreed to pay the Company a $56.0 million, non-refundable upfront payment, and purchased 452,527 common shares at a stated price per share of $55.2454 for an aggregate purchase price of $25.0 million. Merus is also eligible to receive license option exercise payments, potential development and commercialization milestones, tiered royalties on product sales should Gilead successfully commercialize a therapy from the collaboration, and an initiation fee should Gilead exercise its right to include a third Program in the collaboration. Under the terms of the Gilead Collaboration Agreement, the Company and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable Program targets selected by Gilead. On a Program-by-Program basis, the Company has granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, for the first two Programs, Gilead will be responsible for clinical development and commercialization of the products arising from such Program. Upon exercise of its option to include the third Program in the collaboration, Gilead will pay the Company a non-refundable upfront initiation fee of $28.0 million, and Merus shall have the option to share in the worldwide net profit or loss, including development costs and expenses for the third Program only.

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

As of September 30, 2024, research activities have commenced, but no milestones have been achieved. The Company received the $56.0 million upfront payment from Gilead in April 2024.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly has extended the research term to 2025. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline has extended beyond this first extension, and such an extension into 2025 resulted in a fee of $0.5 million. Lilly exercised the second six month extension in May 2024 and the Company received the $0.5 million extension fee payment in July 2024. The $0.5 million extension is included in the Lilly cost-to-cost model as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, research activities were on-going, and no milestones have been achieved.

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

During the three months ended March 31, 2024, the Company recognized a $1.0 million milestone from Incyte related to candidate nomination. There were no development or commercialization milestones achieved during the three months ended June 30, 2024 nor the three months ended September 30, 2024.

Ono

In April 2014, the Company granted Ono Pharmaceutical Co., Ltd. (“Ono”) an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination.

On March 14, 2018, the Company granted Ono an exclusive, worldwide, royalty-bearing license, with the right to sublicense, research, test, make, use and market a limited number of bispecific antibody candidates based on the Company’s Biclonics® technology platform against two undisclosed targets directed to a particular undisclosed target combination (the "2018 Ono Agreement"). Ono agreed to pay the Company an upfront, non-refundable payment of €0.7 million. In addition, the Company was entitled to €0.3 million intended to compensate the Company for research services already completed upon entering into the agreement, and €0.2 million to be paid to the Company over time for full-time equivalent funding. The Company is entitled to research and development milestones in addition to potential royalties on future sales of any bispecific antibody candidate that may be approved. The Company identified performance obligations for: (1) provision of a license for the target combination, and (2) research and development services. The Company concluded that Ono would be able to develop and benefit from the license, independent of the research and development services. Certain of the research and development services are capable of being performed by third parties with an appropriate sub-license, and are recognized over time as these services are delivered. Milestone payments are fully constrained as variable consideration to be recognized in future periods in accordance with the Company’s revenue recognition policy.

Amounts related to the provision of the licenses were amortized over the intended period of use. During the three months ended September 30, 2024, under the 2018 Ono Agreement, the Company achieved a $2.0 million development milestone from Ono for the filing of an Investigational Drug Application, or equivalent, for an asset arising under this agreement. No other milestones were recognized during the nine months ended September 30, 2024.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2024	$—	$—	$—	$—	$—
Billings	5,269	1,819	55,999	2,210	65,297
Cash receipts	(5,269)	(1,819)	(55,999)	(2,210)	(65,297)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—		—
Balance at September 30, 2024	$—	$—	$—	$—	$—

Unbilled receivables
Balance at January 1, 2024	$1,397	$839	$—	$193	$2,429
Accrued receivables	4,599	688	56,045	2,197	63,529
Billings	(5,269)	(1,322)	(56,045)	(2,197)	(64,833)
Adjustments	—	—	—	—	—
Foreign exchange	—	—	—	9	9
Balance at September 30, 2024	$727	$205	$—	$202	$1,134

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2024	$36,325	$5,934	$—	$—	$42,259
Additions to contract consideration	—	—	58,387	—	58,387
Revenue recognized in the period	(12,968)	(5,310)	(1,207)	—	(19,485)
Foreign exchange	92	(43)	1,819	—	1,868
Balance at September 30, 2024	23,449	581	58,999	—	83,029
Less: current portion	(17,841)	(581)	(12,552)		(30,974)
Non-current balance at September 30, 2024	$5,608	$—	$46,447	$—	$52,055

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended September 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,400	$4,038	$—	$—	$8,438
Reimbursement revenue	943	194	—	—	1,137
Milestones	—	—	—	2,197	2,197
Other	—	—	—	—	—
Total collaboration revenue	$5,343	$4,232	$—	$2,197	$11,772
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,400	$4,038	$—	$—	$8,438

	Three Months Ended September 30, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$4,371	$789	$—	$—	$5,160
Reimbursement revenue	1,547	847	—	—	2,394
Milestones	3,479	—	—	—	3,479
Other	—	—	—	—	—
Total collaboration revenue	$9,397	$1,636	$—	$—	$11,033
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,371	$789	$—	$—	$5,160

	Nine Months Ended September 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$12,968	$5,310	$1,207	$—	$19,485
Reimbursement revenue	3,603	698	—	—	4,301
Milestones	1,000	—	—	2,197	3,197
Other	—	—	—	10	10
Total collaboration revenue	$17,571	$6,008	$1,207	$2,207	$26,993
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$—	$—	$—	$—	$—
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,968	$5,310	$1,207	$—	$19,485

	Nine Months Ended September 30, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	Other	Total
Collaboration Revenue
Upfront payments	$12,912	$8,270	$—	$—	$21,182
Reimbursement revenue	4,248	3,543	—	—	7,791
Milestones	5,980	—	—	—	5,980
Other	—	—	—	55	55
Total collaboration revenue	$23,140	$11,813	$—	$55	$35,008
Operating expenses:
Research and development expense	$24	$—	$—	$—	$24
General and administrative expense	—	—	—	—	—
Total operating expenses from collaborations	$24	$—	$—	$—	$24
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,912	$8,270	$—	$—	$21,182

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

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through September 30, 2024.

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

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$7,166	$2,959	$14,281	$8,859
General and administrative	6,326	4,356	15,690	10,659
Total	$13,492	$7,315	$29,971	$19,518

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $25.01 per option for the 2,954,935 options granted during the nine months ended September 30, 2024. The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2024.

Volatility	67.6%
Risk-free interest rate	4.4%
Expected holding period (in years)	6.2
Dividend yield	-

Contingent Share Option Awards

On February 1, 2024, the Board of Directors approved the grant of share options to purchase 2,446,045 common shares, at an exercise price of $36.09 per share, to employees as the annual grant for 2024. These share option grants were approved subject to Company's general meeting resolving upon, and the Board of Directors having implemented through an amendment to the Company's articles of association, an increase in the authorized share capital sufficient to satisfy the award set forth in the resolution (such shareholder resolution to be proposed to the Company's annual general meeting to be held in 2024) (the “Shareholder Approval Condition”), provided that such options will be forfeited if the Shareholder Approval Condition is not satisfied ultimately by January 1, 2025. On May 7, 2024, the shareholders approved the amendment to the Company’s articles of association, including the requisite increase in the authorized share capital satisfying the Shareholder Approval Condition, therefore the grant-date fair value of the contingent shares is based on the Black-Scholes valuation model based on the fair market value of the share on the shareholder approval date. Share-based compensation expense was recorded beginning in the second quarter of 2024 relating to these contingent share option awards.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $782.9 million as of September 30, 2024 will fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registrational trial investigating petosemtamab in combination with pembrolizumab in 1L head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN1 trial, and phase 3 registrational trial investigating petosemtamab in 2/3L HNSCC, the LiGeR-HN2 trial, are enrolling; phase 2 trial in 2L metastatic colorectal cancer (mCRC) cohort of petosemtamab in combination with FOLFIRI is enrolling; clinical data on 2L+ HNSCC planned for European Society of Medical Oncology(ESMO) Asia in December 2024.

We have confirmed through feedback with the U.S. Food and Drug Administration (the "FDA") that petosemtamab 1500 mg every two weeks is appropriate for further development in HNSCC as monotherapy, and in combination with pembrolizumab.

In June 2024, we provided an interim clinical update on our investigation of petosemtamab and pembrolizumab in 1L relapsed/metastatic (r/m) HNSCC expressing PD-L1 (CPS≥1) at the American Society of Clinical Oncology (ASCO) Annual Meeting.

In July 2024, we announced the first patient was dosed in LiGeR-HN2, a phase 3 trial evaluating the efficacy and safety of petosemtamab in 2/3L HNSCC compared to standard of care. In this trial, patients will be randomized to petosemtamab monotherapy or investigator’s choice of single agent chemotherapy or cetuximab.

In September 2024, we announced the first patient was dosed in LiGeR-HN1, a phase 3 trial evaluating the efficacy and safety of petosemtamab in combination with pembrolizumab in 1L HNSCC expressing PD-L1 (CPS≥1). In this trial, patients will be randomized to petosemtamab and pembrolizumab or pembrolizumab monotherapy.

We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regular approval.

We are continuing to evaluate approximately 40 patients in previously treated (2L+) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels (the "Dose cohort"). At the American Association of Cancer Research (AACR) Annual Meeting 2023, we provided interim data on 49 2L+ HNSCC patients that were treated with petosemtamab at the recommended phase 2 dose of 1500 mg intravenous every two weeks. 43 patients were evaluable for efficacy (the "AACR cohort"). As of a February 1, 2023 data cutoff date, the ORR was 37.2% by Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 per investigator assessment.

We plan to provide updated efficacy, durability and safety data of the AACR cohort along with clinical data from the Dose cohort evaluating petosemtamab monotherapy 1500 or 1100 mg dose levels in 2L+ HNSCC at ESMO Asia in December 2024.

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

We are also enrolling patients in the phase 2 trial evaluating MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel.

We remain interested in exploring partnering MCLA-129 to sufficiently resource the development of MCLA-129 and the potential benefit it may have for patients.

MCLA-129 is subject to a collaboration and license agreement with Betta Pharmaceuticals Co. Ltd. (Betta), which permits Betta to develop MCLA-129 and potentially commercialize exclusively in China, while we retain global rights outside of China.

MCLA-145 (CD137 x PD-L1 Biclonics®): Solid Tumors

Investigation continues of the phase 1 trial of MCLA-145 in combination with pembrolizumab.

At 2024 ASCO, we presented efficacy and safety data of the phase I study of MCLA-145, a bispecific antibody targeting CD137 and PD-L1, in solid tumors, as monotherapy or in combination with pembrolizumab.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Incyte	$5.4	$9.4	$(4.0)	$17.6	$23.1	$(5.5)
Lilly	$4.2	1.6	2.6	6.0	11.8	(5.8)
Gilead	$—	—	—	1.2	—	1.2
Other	2.2	—	2.2	2.2	0.1	2.1
Total revenue	$11.8	$11.0	$0.8	$27.0	$35.0	$(8.0)

Collaboration revenue for the three months ended September 30, 2024 increased by $0.8 million as compared to the three months ended September 30, 2023, primarily as a result of increases in Lilly revenue of $2.6 million and Other revenue of $2.2 million, partially offset by a decrease in Incyte revenue of $4.0 million. The increase in Lilly revenue is primarily the result of an increase in upfront payment amortization of $3.3 million, partially offset by a decrease in cost reimbursements of $0.7 million. The increase in Other revenue is the result of an increase in milestone revenue from Ono for $2.2 million. The decrease in Incyte revenue is primarily the result of a decrease in milestone revenue of $3.5 million and a decrease in cost reimbursements of $0.6 million, partially offset by an increase in upfront payment amortization of $0.1 million due to changes in foreign exchange rates. The change in exchange rates did not significantly impact collaboration revenue.

Collaboration revenue for the nine months ended September 30, 2024 decreased by $8.0 million as compared to the nine months ended September 30, 2023, primarily as a result of decreases in Lilly revenue of $5.8 million and Incyte revenue of $5.5 million, partially offset by increases in Other revenue of $2.1 million and increases in Gilead revenue of $1.2 million. The decrease in Lilly revenue is primarily the result of a decrease in upfront payment amortization of $3.0 million and a decrease in cost reimbursements of $2.8 million. The decrease in Incyte revenue is primarily the result of a decrease in milestone revenue of $5.0 million and a decrease in cost reimbursements of $0.6 million, partially offset by an increase in upfront payment amortization of $0.1 million. Other revenue is the result of an increase in milestone revenue from Ono for $2.2 million. Gilead revenue increased due to the start of the collaboration agreement in 2024 which resulted in an increase in upfront payment amortization of $1.2 million.

As of September 30, 2024, we had total deferred revenue of $83.0 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement, our Incyte collaboration agreement and our Lilly collaboration agreement. The remaining deferred revenue of $23.4 million from the Incyte collaboration agreement is expected to be recognized over the next two years. The remaining deferred revenue of $0.6 million from the Lilly collaboration agreement is expected to be recognized over time using a cost-to-cost measure of progress toward the development of a lead compound for each respective target. The remaining deferred revenue of $59.0 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Research and development	$63.3	$36.8	$26.5	$151.0	$100.0	$51.0
General and administrative	20.8	12.6	8.2	59.5	44.0	15.5
Total operating expenses	$84.1	$49.4	$34.7	$210.5	$144.0	$66.5

Research and development expense for the three months ended September 30, 2024 increased by $26.5 million as compared to the three months ended September 30, 2023, primarily as a result of increases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $20.4 million, personnel related expenses including share-based compensation of $5.8 million, consulting expenses of $1.9 million, pre-launch inventory of $0.2 million, and consumables expenses of $0.1 million, partially offset by decreases in facilities and depreciation expenses of $2.0 million, and travel expenses of $0.1 million.

Research and development expense for the nine months ended September 30, 2024 increased by $51.0 million as compared to the nine months ended September 30, 2023, primarily as a result of primarily as a result of increases in external clinical services and drug manufacturing expenses, including costs to fulfill our obligations under our collaboration agreements, related to our programs of $39.9 million, consulting expenses of $5.5 million, personnel related expenses including share-based compensation of $4.5 million, pre-launch inventory of $0.5 million, facilities and depreciation expenses of $0.3 million, travel expenses of $0.1 million, and finance and human resources expenses of $0.1 million.

General and administrative expense for the three months ended September 30, 2024 increased by $8.2 million as compared to the three months ended September 30, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $3.6 million, facilities and depreciation expense of $2.4 million, consulting expenses of $1.3 million, legal expenses of $0.5 million, intellectual property and license expenses of $0.2 million, finance and human resources expenses of $0.1 million, and travel expenses of $0.1 million.

General and administrative expense for the nine months ended September 30, 2024 increased by $15.5 million as compared to the nine months ended September 30, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $8.1 million, consulting expenses of $4.5 million, legal expenses of $1.5 million, intellectual property and license expenses of $0.9 million, and facilities and depreciation expense of $0.6 million, partially offset by decreases in travel expenses of $0.2 million, and finance and human resources expenses of $0.1 million.

Other Income (Loss), Net

The following is a comparison of other income, net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Interest income, net	$10.3	$4.5	$5.8	$22.3	$9.3	$13.0
Foreign exchange gains (loss)	(35.0)	12.0	(47.0)	(16.9)	7.1	(24.0)
Total other income (loss), net	$(24.7)	$16.5	$(41.2)	$5.4	$16.4	$(11.0)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in millions)			(in millions)
Current	$3.3	$(1.2)	$4.5	$6.0	$0.9	$5.1
Deferred	(0.3)	2.3	(2.6)	0.4	1.3	(0.9)
Total tax expense (benefit), net	$3.0	$1.1	$1.9	$6.4	$2.2	$4.2

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into U.S. law in December 2017, eliminated the option to immediately deduct research and development expenditures in the year incurred under Section 174 effective January 1, 2022. The amended provision under Section 174 required companies to capitalize and amortize these expenditures over five years (for U.S.-based research). As of September 30, 2023, we had recorded a deferred tax assets of a $2.1 million. During 2023, we concluded R&D expenses incurred by the Merus US entity are not USA R&D costs but rather pass through R&D costs to Merus N.V and therefore not subject to Section 174 rules. The change in our Section 174 position represents a change in estimate. The change in our Section 174 position as of year-end 2023 from year-end 2022 is based upon this new information and does not reflect the misapplication of any information which was available at the previous financial statement reporting date. By December 31, 2023, we removed the research and development costs deferred tax asset. There was no research and development cost deferred tax assets recorded as of September 30, 2024.

Income tax expense for the three and nine months ended September 30, 2024 increased by $1.9 million and $4.2 million, respectively, as compared to the three and nine months ended September 30, 2023 primarily due to an increase in book income before tax, in increase in permanent differences due to stock option exercises in 2024, and a decrease in temporary differences due to personnel related expenses.

Net Loss

Net loss for the three and nine months ended September 30, 2024 was $99.9 million and $184.4 million, respectively, compared to net loss for the three and nine months ended September 30, 2023 of $23.0 million and $94.8 million, respectively. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2024, we had $782.9 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

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

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the 2024 Sales Agreement through September 30, 2024.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, and the additional capital raised through the sale of equity during the quarter ended September 30, 2024, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2024	2023	Change
	(in millions)
Net cash used in operating activities	$(119.2)	$(105.9)	$(13.3)
Net cash provided by (used in) investing activities	$(142.5)	$(24.9)	$(117.6)
Net cash provided by financing activities	$485.9	$228.6	$257.3

Net cash used in operating activities during the nine months ended September 30, 2024 increased by $13.3 million as compared to the nine months ended September 30, 2023, primarily as a result of increases in cash outflows related to operating expenses of $73.2 million, partially offset by increases in cash inflows from collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $53.0 million, and cash inflows from Other Income of $6.8 million.

Net cash used in investing activities during the nine months ended September 30, 2024 increased by $117.6 million as compared to the nine months ended September 30, 2023 primarily due to increases in purchases of marketable securities of $91.2 million, decreases in proceeds from maturities of marketable securities of $28.6 million, and increases in purchases of intangible assets of $0.2 million, partially offset by decreases in purchases of property and equipment of $2.4 million.

Net cash provided by financing activities during the nine months ended September 30, 2024 increased by $257.3 million as compared to the nine months ended September 30, 2023 primarily due to increase in proceeds received from issuance of common stock from the 2024 Underwriting Agreement with Jefferies in May 2024 of $434.9 million compared to the proceeds received from the at-the-market Sales Agreement with Jefferies in May 2023 of $63.8 million and the August 2023 Underwriting Agreement of $162.2 million, an increase in proceeds received from the Gilead collaboration agreement of $22.6 million and an increase in proceeds from share option exercises of $25.7 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of September 30, 2024, marketable securities were $349.9 million. As of September 30, 2023, marketable securities were $204.0 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of September 30, 2024 or September 30, 2023.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended September 30, 2024, by approximately $16.0 million and increased our currency translation adjustment by approximately $117.3 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage oncology company with a limited operating history. We have incurred net losses of $184.4 million and $94.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $937.5 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
conduct our ongoing, single agent, Phase 1/2 eNRGy clinical trial of zenocutuzumab, our most advanced bispecific antibody candidate, investigating the treatment of solid tumors that are NRG1+ in monotherapy;
•
conduct our ongoing Phase 3 LiGeR-HN1 and LiGeR-HN2 studies, and phase 2 investigation of petosemtamab in combination with chemotherapy in mCRC;
•
conduct our ongoing Phase 1/2 clinical trial for MCLA-129 for the treatment of solid tumors, which is subject to a collaboration with Betta, whereby Betta has exclusive rights to develop MCLA-129 in China, and Merus retains all rights ex-China;
•
monitor and evaluate our Phase 1 clinical trial for MCLA-145 for the treatment of advanced solid tumors;
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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed federally insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

The COVID-19 pandemic presented a substantial public health and economic challenge around the world. The COVID-19 pandemic and related precautions continue to have certain direct or indirect impacts on our clinical trials, including enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials. As a result of the COVID-19 pandemic, we may experience certain disruptions that could impact our business, pre-clinical studies and clinical trials. We continue to monitor and assess potential impact of the COVID-19 pandemic, any impact with respect to our clinical trials, including directly or indirectly on enrollment, new, planned clinical trial site openings, patient visits, and on-site monitoring of our clinical trials and source verification of clinical data required for presentation of clinical data for clinical candidates, as well as the impact on drug supply and vendors. Over the quarter ended September 30, 2024 and to date, we have observed a low impact on drug supply, vendors, clinical trial enrollment, patient site visits and a low impact on patient monitoring visits as a consequence of the COVID-19 pandemic. Certain investigational sites have made permanent policy changes post-COVID-19 to only permit remote monitoring by the sponsor or CRO.

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

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. For our Phase 1/2 clinical trial of zenocutuzumab in solid tumors, we are enrolling up to 250 patients with tumors harboring NRG1 gene fusions (NRG1+). Solid tumors with NRG1 gene fusions occur infrequently, which could result in slow enrollment of clinical trial participants. For our Phase 2 clinical trial of zenocutuzumab in patients with castration resistant prostate cancer (CRPC) in combination with an androgen deprivation therapy (ADT), and patients with NRG1+ NSCLC in combination with afatinib, we have paused enrollment of both cohorts, but may enroll up to 90 patients. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 380 adult patients with solid tumors, including a cohort of patients that receive MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 567 adult patients with solid tumors, which includes patients with 2L metastatic colorectal cancer (mCRC), in combination with FOLFIRI. We are enrolling a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC, and we plan to enroll up to 500 adult patients with 2/3L HNSCC. We are enrolling a randomized phase 3 trial of petosemtamab in combination with pembrolizumab, or pembrolizumab monotherapy in relapsed/metastatic (r/m) 1L HNSCC expressing PD-L1 (CPS > 1), and we plan to enroll up to 500 adult patients with r/m 1L HNSCC. In the Phase 1 clinical trial of MCLA-145, we plan to enroll up to 118 adult patients with solid tumors. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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
•
for instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for a revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the biopharmaceutical industry and our business in the long term.

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

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory agencies strictly regulate the marketing, labeling, advertising and promotion of prescription drugs and biologics. These regulations include, among other things, standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe, pure, potent, or effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion any antibody candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

In the United States, the EU, and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, (the "ACA") was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•
an annual, non-deductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected and not generally dispensed through the retail channel;
•
extension of a manufacturer’s Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, we expect the ACA will likely remain in force in its current form.

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

In August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined.

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

If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in which we may participate, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. We intend to participate in and will have certain price reporting obligations under the Medicaid Drug Rebate Program, or the MDRP, as a condition of having covered outpatient drugs for which we receive FDA approval payable under Medicaid and, if applicable, under Medicare Part B. The MDRP will require us to pay a rebate to state Medicaid programs every quarter for each unit of our covered outpatient drugs for which we receive FDA approval dispensed to Medicaid beneficiaries and paid for by a state Medicaid program. The rebate is based on pricing data that we will be required to report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services, or CMS, the federal agency that administers the MDRP and other governmental healthcare programs. These data include the average manufacturer price (AMP) for each drug and, in the case of innovator products, the best price, which in general represents the lowest price available from the manufacturer to certain entities in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The Medicaid rebate consists of two components, the basic rebate and the additional rebate, which is triggered if the AMP for a drug increases faster than inflation. If we were to become aware that our MDRP government price reporting submission for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP. In the event that CMS terminates our rebate agreement pursuant to which we participate in the MDRP, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs for which we receive FDA approval. Our failure to comply with our MDRP price reporting and rebate payment obligations could negatively impact our financial results.

The recently-enacted IRA imposes rebates under Medicare Part B and Medicare Part D that are triggered by price increases that outpace inflation (first due in 2023), as described under the risk factor “Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our antibody candidates and may affect the prices we may set,” set forth above. The Medicare Part D rebate will be calculated on the basis of the AMP figures we report pursuant to the MDRP.

Federal law requires that any company that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and, if applicable, Medicare Part B. We intend to participate in the 340B program, which is administered by the Health Resources and Services Administration, or HRSA, and will require us to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The ACA expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, but exempts “orphan drugs,” such as Zenocutuzumab (Zeno, MCLA-128) (if approved by the FDA), from the ceiling price requirements for these covered entities. The 340B ceiling price is calculated using a statutory formula based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP, and in general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We will be required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes those prices to 340B covered entities. In addition, HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B-eligible drugs. HRSA has also finalized a revised regulation implementing an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. Our failure to comply 340B program requirements could negatively impact our financial results. Any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under legislation or regulation could affect our 340B ceiling price calculations and also negatively impact our financial results.

We will be required to provide average sales price, or ASP, information for certain of our products (if FDA approved) to CMS on a quarterly basis. The ASP is calculated based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. This information is used to compute Medicare payment rates, with rates for Medicare Part B drugs outside the hospital outpatient setting and in the hospital outpatient setting consisting of ASP plus a specified percentage.

In order for any product candidates for which we receive approval to be paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and grantees, we are also required to participate, and intend to participate, in the U.S. Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. As part of this program, we will be required to make our products for which we receive FDA approval available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price, or FCP, to four federal agencies (VA, U.S. Department of Defense, or DOD, Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price, or Non-FAMP, which we will be required to calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant civil monetary penalties for each item of false information. The FSS pricing and contracting obligations also contain extensive disclosure and certification requirements.

We also intend to participate in the Tricare Retail Pharmacy program, under which we will be required to pay quarterly rebates on utilization of innovator products for which we receive FDA approval that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP. We will be required to list our innovator products on a Tricare Agreement in order for them to be eligible for DOD formulary inclusion. If we overcharge the government in connection with our FSS contract or Tricare Agreement, whether due to a misstated FCP or otherwise, we will be required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges could result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements of pharmaceutical manufacturers under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states are authorized to impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements, including the untimely, inaccurate, or incomplete reporting of drug pricing information.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. CMS, the Department of Health & Human Services Office of Inspector General, and other governmental agencies have pursued manufacturers that were alleged to have failed to report these data to the government in a timely or accurate manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that any submissions we will be required to make under the MDRP, the 340B program, the VA/FSS program, the Tricare Retail Pharmacy Program, and other governmental drug pricing programs in which we may participate will not be found to be incomplete or incorrect.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746) (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA countries, regulations are directly applicable, i.e., without the need for adoption of EEA countries laws implementing them, in all EEA countries and are intended to eliminate current differences in the regulation of medical devices among EEA countries. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Therefore, the IVDR has applied since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk calculation) before they have to be fully compliant with the IVDR.

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

We have obtained orphan drug designation from the FDA for zenocutuzumab for the treatment of patients with pancreatic cancer and potentially may seek that or a similar designation from the European Commission for zenocutuzumab or additional orphan drug designations for zenocutuzumab, and we may seek such designation from the FDA and foreign regulatory authorities for other clinical assets, where supported by data in the appropriate disease or condition that meet the criteria for orphan status. Even though we obtained orphan designation in the United States for zenocutuzumab for treatment of patients with pancreatic cancer and may obtain addition designations for zenocutuzumab, or orphan designations for other antibody candidates in the United States and/or the EU, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

We are currently a plaintiff in a patent litigation we have filed in the United States District Court for the District of Delaware, where we have asserted that Xencor Inc. (Xencor) infringes several Merus patents. See Note 6, "Commitments and Contingencies." Where we are asserting our intellectual property against third parties, or defending against an allegation of infringement, even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, this could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings and the legal costs associated with them, could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is increasingly intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In July 2024, Hui Liu, Ph.D., stepped down as Chief Business Officer and Dr. Andrew Joe, M.D., resigned as Chief Medical Officer, and Dr. Fabian Zohren, M.D., was appointed as Executive Vice President and Chief Medical Officer, effective July 1, 2024. If we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate the new Chief Medical Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected.

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
•
our executive directors will be appointed, and can be suspended or dismissed, by the group of non-executive directors;
•
our non-executive directors will be appointed by our general meeting based on a nomination to be prepared by the group of non-executive directors, taking into account recommendation rights for our general meeting and our works council;
•
our general meeting will only be able to dismiss our non-executive directors as a collective, which will require a simple majority of votes cast, with these votes representing at least one-third of our issued share capital;
•
the possibility to appoint our board members for staggered terms; and
•
a requirement that certain matters, including an amendment of our articles of association, may only be brought to our shareholders for a vote upon a proposal by our board of directors.

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

We are a Dutch public company with limited liability (naamloze vennootschap). Our corporate affairs are governed by our articles of association, our internal rules and policies and by the laws governing companies incorporated in the Netherlands. The rights of shareholders and the responsibilities of members of our board may be different from the rights and obligations of shareholders and directors in companies governed by the laws of U.S. jurisdictions. In the performance of their duties, the members of our board are required by Dutch law to consider the interests of our company, its shareholders, its employees and other stakeholders, in all cases with due observation of the principles of reasonableness and fairness. It is possible that some of these parties will have interests that are different from, or in addition to, the interests of our shareholders.

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

We are incorporated under the laws of the Netherlands. Most of our assets are located outside the United States. Currently, (i) there is no treaty in force between the United States and the Netherlands for the reciprocal recognition and enforcement of judgments, other than arbitration awards, in civil and commercial matters and (ii) both the Hague Convention on Choice of Court Agreements (2005) and the Hague Judgments Convention (2019) have entered into force for the Netherlands, but have not entered into force for the United States. Consequently, a judgment rendered by a court in the United States will not automatically be recognized and enforced by the competent Dutch courts. However, if a person has obtained a judgment rendered by a court in the United States that is enforceable under the laws of the United States and files a claim with the competent Dutch court, the Dutch court will in principle give binding effect to that United States judgment if (i) the jurisdiction of the United States court was based on a ground of jurisdiction that is generally acceptable according to international standards, (ii) the judgment by the United States court was rendered in legal proceedings that comply with the Dutch standards of proper administration of justice including sufficient safeguards (behoorlijke rechtspleging), (iii) binding effect of such United States judgment is not contrary to Dutch public order (openbare orde) and (iv) the judgment by the United States court is not incompatible with a decision rendered between the same parties by a Dutch court, or with a previous decision rendered between the same parties by a foreign court in a dispute that concerns the same subject and is based on the same cause, provided that the previous decision qualifies for recognition in the Netherlands. Even if such a United States judgment is given binding effect, a claim based thereon may, however, still be rejected if the United States judgment is not or no longer formally enforceable. Moreover, if the United States judgment is not final (for instance when appeal is possible or pending) a competent Dutch court may postpone recognition until the United States judgment will have become final, refuse recognition under the understanding that recognition can be asked again once the United States judgment will have become final, or impose as a condition for recognition that security is posted. A competent Dutch court may deny the recognition and enforcement of punitive damages or other awards. Moreover, a competent Dutch court may reduce the amount of damages granted by a United States court and recognize damages only to the extent that they are necessary to compensate actual losses or damages. Finally, there may be specific other instances, including pursuant to anti-boycott rules and regulations, where Dutch law prohibits the recognition and enforcement of a United States judgment. Thus, certain investors may not be able, or experience difficulty, to enforce a judgment obtained in a United States court against us or our officers (functionarissen).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on July 29, 2024	10-Q	001-37773	3.1	8/1/2024
10.1	Employment Agreement by and between Merus US, Inc. and Fabian Zohren.	8-K	001-37773	10.1	7/1/2024
10.2	Separation Agreement and Release, by and between Merus US, Inc. and Hui Liu.	8-K	001-37773	10.2	7/1/2024
10.3	Separation Agreement and Release, by and between Merus US, Inc. and Andrew Joe.	8-K	001-37773	10.3	7/1/2024
10.4	Consultancy Agreement, by and between Merus N.V. and Andrew Joe.	8-K	001-37773	10.4	7/1/2024
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

MERUS N.V.

Date: October 31, 2024	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2024	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)