Form 10-K
period 2024-12-31
Merus N.V.
filed 2025-02-27
CIK 1651311

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) c

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The Nasdaq Stock Market on June 30, 2024, was approximately $3,996.5 million.

The number of shares of registrant’s Common Shares outstanding as of February 21, 2025 was 69,090,469.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm ID 1012 Auditor Name: KPMG Accountants N.V. Auditor Location: Amstelveen, The Netherlands

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “forecast,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Annual Report on Form 10-K, include without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, including with respect to anticipated clinical data readouts the timing of and our ability to obtain and maintain regulatory approvals, the clinical utility of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

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

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend the forward-looking statements contained in this Annual Report on Form 10-K to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

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
•
We have a limited operating history, have limited experience with registrational clinical trials, and a single approved product planned for commercial sale through an exclusive licensee, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•
The clinical trial and regulatory approval processes are lengthy, time consuming, require compliance with extensive regulations and consistent with appropriate quality, and are inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates or for our product approved under accelerated approval, we may be unable to meet the requirements for full approval, including potential verification and description of clinical benefit in confirmatory trial(s).

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
•
We have never commercialized an antibody candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our products on our own or together with our exclusive licensee Partner Therapeutics for the commercialization of BIZENGRI® in the United States in the field of NRG1 fusion cancer .
•
We rely, and expect to continue to rely, on third parties, including independent clinical investigators and contract research organizations or CROs, to conduct our pre-clinical studies, clinical trials, chemistry, manufacturing and controls and potential development of a companion diagnostic. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, perform with the requisite level of compliance and quality, or perform at reasonable cost, we may not be able to obtain regulatory approval for or commercialize our antibody candidates or we may be subject to other significant negative consequences following marketing approval for BIZENGRI®, and our business could be substantially harmed.
•
Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain antibody candidates over other potential candidates. These decisions may prove to incorrect and may adversely affect our revenues.
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
•
The trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of disruptions and extreme volatility in the global economy, including political changes in the United States, rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflicts in Europe and the Middle East, which have and may continue to adversely impact our business, including our pre-clinical studies and clinical trials, financial condition, our ability to raise capital and results of operations.

PART I

Item 1. Business.

Overview

We are an oncology company developing innovative antibody therapeutics. Our pipeline of full-length, human, multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Our antibody binding domain generally consist of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies (Multiclonics®), respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors. Our Multiclonics® are compatible with a range of linkers and payloads to generate antibody-drug conjugates (ADClonics®) capable of binding two or three different targets with the potential for improved binding selectivity, internalization and cancer cell killing activity.

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

Using our Biclonics® platform we have produced, and are currently developing, the following candidates: Petosemtamab (MCLA-158) for the potential treatment of solid tumors and MCLA-129, for the potential treatment of lung and other solid tumors. The United States Food and Drug Administration (FDA) granted accelerated approval to BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with either pancreatic adenocarcinoma or non–small cell lung cancer (NSCLC) that are advanced unresectable or metastatic and harbors a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our Biclonics® and Triclonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development.

Our Strategy

Our goal is to become a leading oncology company developing innovative multispecific antibodies to treat various types of cancer. Our business strategy comprises the following components:

•
Successfully develop our lead bispecific antibody candidate petosemtamab, MCLA-158. We are developing petosemtamab for a potential dual EGFR/LRG5 blockade for the treatment of solid tumors. Petosemtamab is currently being evaluated in two phase 3 registrational trials in recurrent or metastatic (r/m) head and neck squamous cell carcinoma (HNSCC). LiGeR-HN1 is a phase 3 study evaluating the efficacy and safety of petosemtamab in combination with pembrolizumab in 1L HNSCC expressing PD-L1 (CPS ≥ 1). In this trial, patients will be randomized to petosemtamab plus pembrolizumab or pembrolizumab monotherapy. LiGeR-HN2 is a phase 3 study evaluating the efficacy and safety of petosemtamab monotherapy in 2/3L HNSCC. In this trial, patients will be randomized to petosemtamab or investigator's choice of single agent chemotherapy or cetuximab. The expansion part of a phase 1/2 open-label, multicenter trial evaluating petosemtamab monotherapy in patients with advanced solid tumors, including previously treated advanced r/m HNSCC and petosemtamab in combination with pembrolizumab in previously untreated r/m HNSCC expressing PD-L1 (CPS > 1) continues. In addition, we evaluated 56 patients with previously treated (2/3+L) HNSCC with petosemtamab monotherapy at the 1100 or 1500 mg dose levels to confirm a suitable dose for future potential randomized trials. Through feedback with the FDA we confirmed that petosemtamab 1500 mg every two weeks is appropriate for further development in HNSCC as monotherapy, and in combination with pembrolizumab in the LiGeR-HN2 and LiGeR-HN1 phase 3 studies respectively. We shared clinical data on petosemtamab monotherapy in patients with previously treated r/m HNSCC at the European Society for Medical Oncology (ESMO®) Asia Congress in December 2024. In February 2025, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation (BTD) for petosemtamab in combination with pembrolizumab for the first-line treatment of adult patients with r/m programmed death-ligand 1 (PD-L1) positive HNSCC with CPS ≥ 1. In May 2024, the FDA granted BTD for petosemtamab for the treatment of patients with r/m HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody. This designation follows receipt of Fast Track designation for petosemtamab for the treatment of patients with r/m HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody announced in August 2023. In July 2024, the first patient was dosed in a phase 2 trial evaluating petosemtamab in combination with standard chemotherapy in second line (2L) metastatic colorectal cancer (mCRC) and in December 2024 the first patient was dosed in a phase 2 trial evaluating petosemtamab monotherapy in heavily pretreated (3L+) mCRC. We have also started dosing patients in a cohort evaluated petosemtamab in combination with standard chemotherapy in 1L mCRC.

•
Successfully commercialize our most advanced bispecific antibody candidate, zenocutuzumab (Zeno), through our collaboration with Partner Therapeutics, indicated for adults with pancreatic adenocarcinoma or non-small cell lung cancer (NSCLC) that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy, and as we explore other potential indications in non-NRG1 fusion cancers by targeting both HER2 and HER3. We developed our most advanced bispecific antibody candidate, Zeno, for the treatment of pancreatic adenocarcinoma or non-small cell lung cancer (NSCLC) that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. The NRG1 protein is the ligand for the HER3 receptor—a known cause of cancer cell growth. The gene encoding NRG1 can form genetic rearrangements referred to as NRG1 gene fusions. The protein product of the NRG1 gene fusion can drive signaling through the HER3 receptor and thus drive cancer cell growth. NRG1 gene fusions (NRG1+) occur infrequently in a wide range of different cancer types. Zeno has been shown pre-clinically to potently disrupt binding of NRG1 (and NRG1-fusion proteins) to HER3 and halt NRG1-stimulated tumor cell growth. In July 2020, the FDA granted Zeno orphan drug designation for the treatment of patients with pancreatic cancer and in January 2021, the FDA granted Fast Track designation to Zeno for the treatment of patients with metastatic solid tumors harboring NRG1 gene fusions that have progressed on standard-of-care therapy. In July, 2023, we announced that the FDA has granted Breakthrough Therapy designation (BTD) to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1 fusion-positive (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options. Additionally, the FDA has granted BTD to Zeno for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy. On December 4, 2024, the FDA approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a NRG1 gene fusion who have disease progression on or after prior systemic therapy. These indications are approved under accelerated approval based on overall response rate (ORR) and duration of response (DOR). Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial(s).In December 2024, we announced that the Company and Partner Therapeutics, Inc. (PTx), a private, fully-integrated biotechnology company with a focus in hematology and oncology, entered into an agreement in which Merus has exclusively licensed to PTx the right to commercialize zenocutuzumab (Zeno) for the treatment of NRG1 fusion-positive (NRG1+) cancer in the United States (U.S.). We continue to explore potential to develop Zeno outside of the field of NRG1 fusion cancer.

•
Successfully develop our bispecific antibody candidate MCLA-129. We are developing MCLA-129 as a potential treatment for solid tumors, including NSCLC. We presented a clinical update on MCLA-129 in NSCLC with hepatocyte growth factor receptor (c-MET) exon 14 skipping mutations (METex14) at the 2024 ASCO® Annual Meeting in June. We continue to follow patients with EGFRm NSCLC treated with MCLA-129 in combination with osimertinib, a third generation EGFR tyrosine kinase inhibitor, to evaluate potential for biomarkers as a means to maximize efficacy, while proactively addressing safety signals seen to date. Based on the results to date, we are encouraged by the potential for MCLA-129 in the treatment of cancer and are evaluating focused investment opportunities. We initiated cohorts evaluating MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC. We also remain interested in exploring partnering MCLA-129 with other companies to sufficiently resource the development of MCLA-129 and potential benefit it may have for patients. MCLA-129 is subject to a collaboration and license agreement between Merus and Betta Pharmaceuticals Co. Ltd. (Betta), whereby Merus exclusively licensed Betta to potentially commercialize MCLA-129 in China, while Merus retains full ex-China rights.

•
Accelerate the discovery and development of additional internal and collaboration-related Multiclonics®, bispecific antibody candidates and trispecific antibody and multispecific, antibody drug conjugate (ADC), ADClonics® candidates. We believe we are well positioned to expand our pipeline of Biclonics® and Triclonics® molecules for the potential treatment of cancer and potentially other diseases. We are conducting pre-clinical studies for our internal proprietary bispecific and trispecific pipeline as well as leveraging our bispecific platform with our collaborators including Incyte, Eli Lilly and Company (Lilly), and Betta; leveraging our trispecific platform with our collaborator Gilead Sciences (Gilead);

and leveraging our bispecific antibodies for the generation of bispecific ADCs through our collaboration with Biohaven Ltd. (Biohaven).

•
Seek strategic collaborations. We intend to seek strategic collaborations to facilitate the capital-efficient development of our pipeline and to maximize the value of our Biclonics® and Triclonics® and ADClonics® technology platforms and to access unique partner capabilities and capacity. We have entered into collaborations with Incyte, Lilly, and Betta to develop bispecific antibody candidates based on our Biclonics® technology platform. In March 2024 we entered into a collaboration with Gilead to develop trispecific T-cell engagers based on our Triclonics® technology platform. In January 2025, we entered into a collaboration with Biohaven to co-develop three novel bispecific ADCs, leveraging Merus’ Biclonics® technology platform, and Biohaven’s ADC conjugation and payload platform technologies. We plan to work with other potential future collaborators to further validate and expand the use of our Biclonics®, Triclonics® and ADClonics® platforms in developing bispecific and trispecific and multispecific ADC antibody candidates. We have also worked with Ono Pharmaceutical Co., Ltd., under a research license agreement to generate bispecific antibodies, including for indications in and outside oncology, which further underscore the breadth of the Merus platform. We believe these collaborations, license and future agreements could potentially provide significant funding to advance our pipeline and allow us to benefit from the additional resources, development and commercialization expertise of our collaborators.

Our Biclonics® and Triclonics® Candidate Portfolio

We currently have bispecific candidates in clinical development, with a variety bispecific and trispecific candidates in pre-clinical development. The following table summarizes our development candidate pipeline:

Merus Clinical Pipeline

PROGRAM	INDICATION(S)	PRECLINICAL	PHASE 1	PHASE 1/2	PHASE 3	APPROVED[1]
Petosemtamab (MCLA-158) EGFR x LGR5	LiGeR HN1 (Bispecific antibody that targets EGFR & LGR5) 1L PD-L1+ r/m HNSCC with pembrolizumab					
	LiGeR HN2 (Bispecific antibody that targets EGFR & LGR5) 2/3L r/m HNSCC					
	1L metastatic colorectal cancer (mCRC) with standard chemotherapy					
	2L mCRC with standard chemotherapy					
	3L+ mCRC					
BIZENGRI® (zenocutuzumab-zbco) HER2 x HER3 Please see full Prescribing Information, incl. Boxed Warning	Pancreatic adenocarcinoma and NSCLC that are advanced unresectable or metastatic and harbor NRG1 gene fusions	PTx[2]				
	Other cancers					
MCLA-129 EGFR x c-MET	Solid tumors					
	2L+ EGFRm NSCLC with chemotherapy					

[1] Approved under accelerated approval by the U.S. FDA for pancreatic adenocarcinoma or non-small cell lung cancer that is advanced unresectable or metastatic and harbors the NRG1 gene fusion– not approved in any other jurisdiction

[2] Merus is eligible to receive milestones and royalty payments for commercialization of Zeno in the U.S. for the treatment of NRG1+ cancer. see prior release https://ir.merus.nl/news-releases

Merus

There are also currently bispecific candidates in clinical development, which are subject to our collaboration and license agreements, for which we may be eligible to receive potential milestones and royalties, if approved:

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

In multispecific antibodies, the two or more variable regions bind to two or more different targets. To achieve this in the full-length IgG format, different heavy chain variable regions that can use a common light chain are combined. In addition, modifications of the heavy chain Fc regions are engineered to drive the formation of full-length IgG that use two different heavy chains rather than two copies of the same heavy chain, which make a monospecific antibody.

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

Selection of Lead Multiclonics®

Our Platform – Unique Capabilities in Multispecific Antibodies

Generate
Human cLC Antibodies

Patented Mouse Technology

"Merus Mouse" (MeMo®) to generate diverse, high quality common light chain (cLC) antibody panels

Established Inventory

Diverse panels of cLC antibodies against numerous targets

Evaluate
Thousands of Multispecific Abs

Multiclonics® Libraries

Robotics generate thousands of Multiclonics® by combining cLC antibody panels and our patented "DEKK" IgG heterodimerization technology

Unbiased Screening

In-format, unbiased functional screening in relevant molecular and cellular assays

Identify
Best Candidates

Biclonics® **Triclonics®** **ADClonics®**

Growth of a tumor cell line
ligand absence
ligand presence
+
–
Control antibodies
superior growth inhibition

Develop unique, best candidates from thousands of different molecules with potential to achieve meaningful clinical activity in patients

1

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

The Biclonics® format also permits us to make modifications to the Fc region of the IgG antibody in order to enhance or limit effector functions associated with this part of the molecule. This strategy has been successfully executed with conventional therapeutic mAbs. In order to enhance efficacy and promote immunotherapeutic activity, we can use glycoengineered cell lines used in production to generate Biclonics® that are enhanced for ADCC, resulting in the improved ability to recruit NK cells and macrophages. This ADCC enhancement has been made to our approved bispecific antibody BIZENGRI® (zenocutuzumab-zbco), our lead antibody candidate, petosemtamab (MCLA-158) and to MCLA-129. In order to improve safety and tolerability, we can modify our Biclonics® to prevent the excessive release of signaling proteins called cytokines, which can overstimulate the immune system. This process is called Fc-silencing, and is designed to block the ability of our Biclonics® to bind to certain protein receptors on cells, known as Fc receptors, which are associated with cytokine release.

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

For example, the chart below shows the results of a pre-clinical study in which hundreds of different Biclonics® targeting HER2 and HER3 were functionally screened for cell growth inhibition of tumor cell samples in the presence or absence of the HER3 ligand NRG1. Forty of the Biclonics® depicted in the chart exhibited superior inhibition of cell growth compared to trastuzumab, a drug commonly prescribed for the treatment of breast cancer, and were selected in the process leading to identification of BIZENGRI® (zenocutuzumab-zbco).

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

Our ADClonics® Platform

Our ADClonics® technology is covered by existing Merus patents and pending patent applications. This format, and the suite of technologies that underpin it, permit the development of therapeutic candidates designed to bind two or more targets with a single multivalent molecule, which is compatible with a range of linkers and payloads to generate ADC-multispecific antibodies--ADClonics®-- having the potential to be more selective and potent than conventional monoclonal ADCs. By selectively targeting multiple tumor associated antigens, ADClonics® hold the potential to use avidity binding and enhanced internalization to promote more robust anti-tumor responses, and have the potential for less on-target off-tumor toxicity. Merus is currently exploring this potential in a three program collaboration with Biohaven,which has multiple linker and payload technologies available for combination with Merus bispecific antibody candidates.

Our Bispecific and Trispecific Antibody Candidate Portfolio

We currently have three bispecific antibody candidates in clinical development, with additional bispecific and trispecific programs in pre-clinical development.

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

•
Solid Tumors

Petosemtamab evaluation is ongoing in a phase 1/2 open-label, multicenter study, in the expansion phase, in patients with solid tumors, including previously treated r/m HNSCC, in combination with pembrolizumab, a PD-1blocking antibody, in previously untreated r/m HNSCC expressing PD-L1 (CPS > 0), in combination with standard chemotherapy in 1L and 2L mCRC and as monotherapy in 3L+ mCRC.

The recommended phase 2 dose was established at 1500 mg administered intravenously once every two weeks and through feedback with the FDA we confirmed that petosemtamab 1500 mg every two weeks is appropriate for further development in the LiGeR-HN2 and LiGeR-HN1 phase 3 studies, of 2/3L HNSCC as monotherapy, and 1L PD-L1+ HNSCC in combination with pembrolizumab, respectively.

In June 2024 we provided an interim clinical data from the ongoing phase 1/2 trial of petosemtamab with pembrolizumab in 1L PDL1+ r/m HNSCC at the 2024 ASCO® Annual Meeting. As of a March 6, 2024 data cutoff, 45 patients (pts) were treated. The efficacy population consisted of 4 pts who had been treated by November 6, 2023, who had the opportunity for 4 or more months follow up, with ≥2 treatment cycles and ≥1 post-baseline tumor assessment; or who discontinued early due to disease progression or death. Two pts were not included: One pt withdrew consent prior to first tumor assessment and the other pt discontinued due to toxicity with less than 2 cycles of treatment. The response rate overall (N=24) was 67%, including 1 confirmed complete response (CR), 12 confirmed partial responses (PRs) and 3 unconfirmed PRs (all of whom confirmed after the data cutoff) by Response Evaluation Criteria in Solid Tumors (RECIST) v1.1. per investigator assessment. Responses were observed regardless of HPV status, 3 of 4 pts with HPV associated cancer responded, and across PD-L1+ levels treated (CPS 1-19: 60% [6/10]; CPS ≥ 20: 71% [10/14]). At the time of data cutoff, 32 pts of the 45 enrolled, remained on treatment, including 14 of 16 responders and 18 of the initial 26 pts enrolled. For the 45 pts treated median follow up was 3.6 months.The combination was well tolerated and no significant overlapping toxicities with pembrolizumab were observed and treatment-emergent adverse events (AEs) were reported in 45 pts. Most were Grade (G) 1 or 2 in severity (no G4–5 were observed). Infusion-related reactions (IRRs) (composite term) were reported in 38% (all Gs) and 7% (G3) of pts, most occurred during the first infusion and resolved. We plan to provide updated efficacy, durability and safety data from this cohort in the first half of 2025.

Initial safety and efficacy data from this single arm cohort supported the initiation of a PD-L1+ HNSCC first-line registration trial which began in September 2024. The phase 3 trial, referred to as LiGeR-HN1, is evaluating the efficacy and safety of petosemtamab in combination with pembrolizumab, compared to pembrolizumab as 1L therapy for pts with PD-L1+ r/m HNSCC. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

In February 2025, the U.S. Food and Drug Administration (FDA) granted Breakthrough Therapy designation (BTD) for petosemtamab in combination with pembrolizumab for the first-line treatment of adult patients with r/m PD-L1 positive HNSCC with CPS ≥ 1.

Petosemtamab with Pembrolizumab in 1L HNSCC

Response rate [confirmed + unconfirmed] 67%*

Best Percent Change in Sum of Target Lesions From Baseline (N=24)

Response rate 67% (16/24, 95% CI: 45-84%)
[1 CR, 12 PR, 3 uPR*]
p16: POS: 3/4 (75%); NEG: 13/20 (65%)2
CPS: 1-19: 6/10 (60%); > 20: 10/14 (71%)2
Best overall response
CR
PR
uPR
SD
PD
Oropharynx p16+ (local)
Treatment ongoing (n=18)
PD-L1 CPS (local)
1-19
≥20
Best percentage change
100
50
0
-50
-100

*All 3 uPR were confirmed as PR after data cutoff date

Time to Response and Duration of Therapy

14/16 responders were continuing therapy at cutoff
Best overall response
CR
PR
uPR
SD
PD
First CR/PR
Disease progression
Oropharynx p16+ (local)
Treatment ongoing (n=18)
PD-L1 CPS (local)
1-19
≥20
0
2
4
6
8
10
12
Months

Trial Design

- **Drug:** Petosemtamab 1500 mg IV, Q2W (28-day cycle) with pembrolizumab 400 mg IV Q6W
- **Primary endpoint:** ORR using RECIST v1.1 per investigator
- **Data cutoff date:** March 6, 2024
- **Enrollment/Safety population:** 45 pts; **Efficacy population[2]:** 24 pts

Safety

- Favorable safety profile, no significant overlapping toxicities
- IRRs (composite term) in in 38% of patients, with 7% Grade 3; no Grade 4 or 5, mainly occurred during first infusion and were resolved
- Rechallenge after an IRR was successful in all patients rechallenged

[1] Fayette, et al. 2024 ASCO®; [2] Response values for p16 and PD-L1 CPS subgroups include CR, PR, and uPR. [3] Patients treated as of the abstract cutoff date (who had the opportunity for ≥4 months follow-up), with ≥2 treatment cycles and ≥1 post-baseline tumor assessment, or who discontinued early due to disease progression or death ; 19 patients enrolled after abstract cutoff date, 2 patients were excluded per protocol: 1 patient withdrew consent prior to first tumor assessment, 1 patient discontinued due to toxicity with <2 cycles of treatment (asthenia, diarrhea, creatinine increase (all Grade <3).

1

Merus

In December 2024 at ESMO® Asia, we presented updated clinical data from the ongoing phase 1/2 trial of petosemtamab in previously treated HNSCC, previously presented at the American Association of Cancer Research (AACR) Annual Meeting 2023, in Orlando, Florida. This presentation also included clinical data from the dose optimization cohort evaluating petosemtamab monotherapy 1500 or 1100 mg dose levels in 2L+ HNSCC. As of the July 5, 2024 data cutoff date, 82 previously treated HNSCC pts were treated with petosemtamab 1500 mg intravenously every two weeks. The efficacy population consists of 75 pts who had the opportunity for 4 or more months follow up and ≥1 post-baseline tumor assessment; or who discontinued early due to disease progression or death. Seven pts were not efficacy evaluable: 6 pts previously described at AACR 2023 (5 pts withdrew due to IRR on day 1 and 1 pt with exclusion criteria deviation) and 1 additional pt withdrew due to IRR on day 1. Confirmed overall response rate (ORR) was 36% (90% CI: 27–46; 27/75) by RECIST v1.1. per investigator assessment, including 4 CRs, with one CR continuing on treatment for more than 3 years as of the data cutoff. Responses were also reported in HPV associated cancer, ORR was 13% (2/15) and 5 additional pts achieved stable disease. At the time of data cutoff, 10 pts remained on treatment including 8 responders and 2 pts with stable disease. Median duration of response (DOR), progression free survival (PFS) and overall survival (OS) were 6.2, 4.9 and 11.4 months. For the most mature data set, the single arm cohort previously presented at AACR 2023, as of a July 5, 2024 data cutoff, for all 54 patients, the median DOR, PFS and OS were 6.7, 5.1, and 12.0 months, respectively and among the 48 treatment evaluable subset, they were 6.7, 5.2, and 12.5 months, respectively. In 82 pts, petosemtamab 1500 mg every two weeks continued to be well tolerated with a manageable safety profile with no new safety signals observed. IRRs were predominantly seen on day 1 of cycle 1 and a clinically meaningful reduction in the incidence and severity of IRR was observed with an updated administration regimen compared to that used as of the 2023 AACR presentation.

In July 2024, we initiated a randomized phase 3 trial, referred to as LiGeR-HN2, evaluating the efficacy and safety of petosemtamab compared to investigator’s choice of single agent chemotherapy or cetuximab in previously treated (2/3L) pts with r/m HNSCC. We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regulatory approval.

Petosemtamab Monotherapy in 2L+ HNSCC

Confirmed overall response rate (ORR) 36%[1]

Best Percent Change in Sum of Target Lesions From Baseline (N=75)[2]

ORR 36% (90% CI: 27–46; 27/75)
Oropharynx p16 positive ORR 13% (2/15)
DCR (CR+PR+SD) 64% (90% CI: 54–73; 48/75)
150
100
50
0
-50
-100
CR
PR
SD
PD
NE
Treatment ongoing

Time to Response and Duration of Therapy (N=75)

mDOR[1]: 6.2 months (95% CI: 3.9–12.8)
mPFS: 4.9 mo (95% CI: 3.2 – 5.4)
mOS: 11.4 mo (95% CI: 7.2 – 15.9]
In the single-arm cohort, initially presented at AACR 2023, among 48 evaluable patients, the median DOR, PFS, and OS were 6.7, 5.2, and 12.5 months, respectively
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 34 36 38
First CR/PR
Progressive disease
Oropharynx p16+ (local/central)

Trial Design

- **Drug:** Petosemtamab 1500 mg IV, Q2W, 28-day cycle
- **Primary endpoint:** ORR using RECIST v1.1 per investigator
- **Data cutoff date:** July 5, 2024

Safety

[1] Le Tourneau, et al., ESMO Asia 2024; [2] 4 patients (including 1 patient who was oropharynx p16+) excluded from the waterfall plot. Two patients were excluded as the target lesions were not assessed or assessed partially. One patient assessed as PD died prior to the first tumor assessment; the final patient discontinued study treatment due to PD/symptomatic deterioration [3] 6 patients withdrew due to IRR on Day 1, 1 patient with excl. criterion deviation; 1 pt withdrew consent (<2 months treatment); DCR, disease control rate; CR, complete response; PR, partial response; SD, stable disease

Merus

1

In May 2024, FDA has granted BTD for petosemtamab for the treatment of patients with r/m HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody. This designation follows receipt of Fast Track designation for petosemtamab for the treatment of patients with r/m HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody announced in August 2023.

In July 2024, the first patient was dosed in a phase 2 trial evaluating petosemtamab in combination with standard chemotherapy in 2L mCRC and in December 2024 the first patient was dosed in a phase 2 trial evaluating petosemtamab monotherapy in 3L+ mCRC. We have also starting dosing patients in a cohort to evaluate petosemtamab in combination with standard chemotherapy in 1L mCRC. We plan to share initial clinical data on petosemtamab in mCRC in the second half of 2025.

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

In March 2024 the FDA accepted for priority review a Biologics License Application (BLA) for Zeno in patients with NRG1+ NSCLC and NRG1+ PDAC. In December 2024, the FDA approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. These indications are approved under accelerated approval based on overall response rate (ORR) and duration of response (DOR). Continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial(s).

In December 2024, we announced a License Agreement with Partner Therapeutics (PTx) in which we have exclusively licensed to PTx the right to commercialize BIZENGRI® (zenocutuzumab-zbco) for the treatment of NRG1+ cancer in the United States. Under the terms of the agreement, following a specified transition period, PTx will assume full rights to U.S. commercialization of BIZENGRI® (zenocutuzumab-zbco) for the treatment of NRG1+ cancer. In exchange for the rights granted under the license agreement, Merus received an upfront payment and is eligible to receive milestones and high single-digit to low double-digit royalty payments based on the annual net sales of BIZENGRI® (zenocutuzumab-zbco) in NRG1+ cancer in the U.S. for any potential future sales.

We continue to explore development opportunities for Zeno outside the field NRG1 fusion cancer.

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

•
Solid Tumors

We are developing MCLA-129 as a potential treatment for solid tumors, including NSCLC. We presented a clinical update on MCLA-129 from an ongoing expansion cohorts in NSCLC with c-MET exon 14 skipping mutations (METex14) at 2024 ASCO® Annual meeting.

As of a February 16, 2024 data cutoff date, 22 patients (pts) were treated and 14 pts (64%) were continuing treatment. Each pt treated received MCLA-129 1500 mg, every 2 weeks. Pts had received a median two lines of prior therapy. Ten pts (45%) were tyrosine kinase inhibitor (TKI)-naïve and 12 (55%) had received prior TKIs. Seven pts were excluded from the efficacy population. Four discontinued due to AEs with <2 cycles of treatment and did not experience progressive disease while on study; 3 were ongoing as of the cutoff date with <2 treatment cycles. Fifteen pts were evaluable for response having received ≥2 treatment cycles, measurable disease at baseline and ≥1 post-baseline scan. The Response rate overall was 53% (8/15 confirmed PRs): 3 PRs and 6 unconfirmed PRs (uPRs) were observed by RECIST v1.1 per investigator assessment; 5 of the 6 uPRs were confirmed and 1 uPR progressed after the data cutoff. Six of 8 TKI-naïve cancers responded, one of which was an initial uPR that progressed after data cutoff. Three of 7 cancers with prior MET TKI responded. Reduction in target lesion tumor size from baseline was demonstrated in 12 pts (80%). In 22 pts treated, the early safety assessment included: IRRs in 86% ((18% ≥ Grade (G)3), one pt had treatment-related interstitial lung disease (G2) and venous thromboembolism was recorded in 2 pts (1 G3 possibly treatment-related, the other G2 and not related to treatment).

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

We initiated cohorts of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC in 2024.

Pre-clinical Discovery Programs

We intend to further leverage our Biclonics® , Triclonics® and ADClonics® technology platforms to identify multiple additional antibody candidates and advance them to clinical development. Each of these antibody candidates are designed to bind to targets believed to be useful in the treatment of cancer with an intention to establish efficacy and obtain information for submission to the FDA. Using our patented platforms, we will continue to evaluate new targets and combinations to identify potential candidates with the highest therapeutic potential and select those candidates to be advanced into clinical trials.

Collaboration Agreements

As part of our business strategy, we collaborate with a range of partners, including pharmaceutical, biotechnology, and diagnostic companies, as well as academic institutions. We intend to continue to seek collaborations and license agreements to develop and commercialize therapeutics in order to exploit the potential of our Biclonics®, Triclonics® and ADClonics® technology platforms.

Incyte Corporation

We have entered into a collaboration and license agreement (Incyte Collaboration Agreement) with Incyte Corporation (Incyte). Under the terms of the Incyte Collaboration Agreement, we and Incyte have agreed to collaborate with respect to the research, discovery and development of monospecific or bispecific antibodies utilizing our proprietary Biclonics® technology platform. Following the election by Incyte to opt-out of its ex-U.S. development of MCLA-145, discussed below, and to terminate a second program that achieved Program Selection, the collaboration encompasses up to nine independent programs.

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

For one of our prior clinical programs, concerning MCLA-145, under the Incyte Collaboration Agreement, Incyte had received the exclusive right to develop and commercialize the product candidate outside the United States. In January 2022, we announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, restoring full global rights to Merus. Under the terms of the Incyte Collaboration Agreement, Incyte supported the program for a limited time while ex-U.S. activities transitioned to Merus. Incyte retains a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved. Merus is no longer actively pursuing this program in the clinic, and is investigating potential collaboration opportunities to further investigate this antibody candidate.

For each program, where we have not elected to co-fund development or where we do not have such a co-funding option and which has not been dropped or terminated by Incyte, Incyte is solely responsible for all costs of global development and commercialization activities. We retain the rights to, among other things, our Biclonics® technology platform as well as clinical and pre-clinical candidates and future programs emerging from our platform that are outside the scope of the Incyte Collaboration Agreement.

In January 2017, upon the Incyte Collaboration Agreement becoming effective, Incyte made an upfront non-refundable payment to us of $120 million for the rights granted under the Incyte Collaboration Agreement. For each program as to which we do not have commercialization or co-development rights, we are eligible to receive up to $100 million in future contingent development and regulatory milestones and up to $250 million in commercialization milestones, as well as tiered royalties ranging from 6% to 10% of global net sales. For each program as to which we have exercised our option to co-fund development, we are eligible to receive a 50% share of profits (or sustain 50% of any losses) in the United States and tiered royalties ranging from 6% to 10% of net sales of products outside of the United States. If we opt to cease co-funding a program as to which we exercised our co-development option, then we will no longer receive a share of profits in the United States but will be eligible to receive the same milestones from the co-funding termination date and the same tiered royalties described above with respect to non-co-developed programs and, depending on the stage at which we choose to cease co-funding development costs, additional royalties ranging up to 4% of net sales in the United States.

The Incyte Collaboration Agreement will continue on a program-by-program basis until neither party has any royalty payment obligations with respect to such program or, if earlier, the termination of the Incyte Collaboration Agreement or any program in accordance with the terms of the Incyte Collaboration Agreement. The Incyte Collaboration Agreement may be terminated in its entirety, or on a program-by-program basis, by Incyte for convenience. The Incyte Collaboration Agreement may also be terminated by either party under certain other circumstances, including material breach, or on a program-by-program basis for patent challenge of patents under the applicable program, in each case as set forth in the Incyte Collaboration Agreement. If the Incyte Collaboration Agreement is terminated in its entirety or with respect to one or more programs, all rights in the terminated programs revert to us, subject to payment to Incyte of a reverse royalty of up to 4% on sales of future products, if we elect to pursue development and commercialization of products arising from the terminated programs.

In connection with the Incyte Collaboration Agreement, we entered into a share subscription agreement (Incyte Share Subscription Agreement) with Incyte, pursuant to which, in January 2017, we issued and sold to Incyte 3,200,000 common shares for an aggregate purchase price of $80.0 million. Incyte subsequently sold all shares purchased under the Incyte Share Subscription Agreement in 2024.

Eli Lilly and Company (Eli Lilly)

In 2021, we entered into a collaboration and license agreement (the Lilly Collaboration Agreement) and share subscription agreement (the Lilly Subscription Agreement) with Eli Lilly and Company, an Indiana corporation (Eli Lilly).

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

The Lilly Collaboration Agreement includes a three-year research term for us to perform research and development activities, subject to two extension terms of six months at Eli Lilly’s discretion, which Eli Lilly had exercised. The Lilly Collaboration Agreement will continue on a product-by-product basis until Eli Lilly has no royalty payment obligations with respect to such product or, if earlier, the termination of the Lilly Collaboration Agreement or any program in accordance with the terms of the Lilly Collaboration Agreement. The Lilly Collaboration Agreement may be terminated in its entirety or on a program-by-program basis at will by Eli Lilly. The Lilly Collaboration Agreement may also be terminated by either us or Eli Lilly under certain other circumstances, including material breach, as set forth in the Lilly Collaboration Agreement. If the Lilly Collaboration Agreement is terminated with respect to one or more programs, depending on the stage of development, certain rights in the terminated programs revert to us, in accordance with the terms of the Lilly Collaboration Agreement.

Also in January 2021, in connection with entering into the Lilly Collaboration Agreement, pursuant to the Lilly Subscription Agreement, Eli Lilly agreed to purchase 706,834 common shares of the Company at a price per share of $28.295 for aggregate gross proceeds to us of approximately $20 million. As of February 2025, the discovery and research of bispecific antibodies utilizing our proprietary Biclonics® bispecific technology platform has concluded, with Eli Lilly advancing three (3) independent programs directed to the generation of T-cell re-directing bispecific antibodies that bind CD3 for further development.

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

Gilead Sciences

On March 5, 2024, we entered into a collaboration, option and license agreement (Gilead Collaboration Agreement) and share subscription agreement Gilead Subscription Agreement) with Gilead Sciences, Inc. (Gilead). Under the terms of the Collaboration Agreement, we and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a Program) for the design and validation of candidates directed to the applicable program targets selected by Gilead. On a Program-by-Program basis, we have granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for the development and commercialization of the products arising from such Program. Gilead paid an upfront, non-refundable payment of $56.0 million for the rights granted under the Gilead Collaboration Agreement. If Gilead exercises its option to an additional Program, we will receive an initiation fee of $28.0 million. If Gilead exercises its license option for all Programs, we will receive up to a total of approximately $1.5 billion across all three programs. We are further eligible to receive, with respect to all products arising from a Program, if approved, and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires, subject to customary reductions. For the third potential Program, we also have an option to forego unachieved development milestones and royalties to enter into a 50/50 split of net profits and net losses arrangement upon a specified time period triggered by the first investigational new drug application filing for the third Program. In connection with entering into the Gilead Collaboration Agreement, pursuant to the Subscription Agreement, Gilead purchased 452,527 common shares of the Company at a price per share of $55.2454 for aggregate gross proceeds to us of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of the shares for a period of time following the purchase of the Shares, subject to certain customary exceptions.

Partner Therapeutics

On November 27, 2024, we entered into a License Agreement (the PTx License Agreement) with Partner Therapeutics, Inc., a Delaware corporation (PTx). Under the terms of the License Agreement, we granted PTx (i) an exclusive, sublicenseable, royalty-bearing license under certain patent rights and know-how to (a) exploit zenocutuzumab for the treatment of NRG1+ cancer in the United States and (b) develop, manufacture and commercialize companion diagnostic tests with respect to zenocutuzumab for the treatment of NRG1+ cancer in the United States and (ii) a limited, non-exclusive, non-sublicenseable, royalty-bearing license under certain patent rights and know-how to commercialize zenocutuzumab for the treatment of NRG1+ cancer outside of the United States solely in connection with a named patient program for a limited time, until we file for any regulatory approval for zenocutuzumab in any country outside the United States. We retain all rights not granted to PTx. PTx granted to us an exclusive, fully paid, royalty-free, perpetual and irrevocable license, with the right to grant sublicenses, to certain intellectual property of PTx to exploit zenocutuzumab for (1) the treatment of NRG1+ cancer in a country outside of the United States and (2) for any other uses of zenocutuzumab outside the field of treatment of NRG1 fusion cancer worldwide. In exchange for the rights granted under the License Agreement, PTx agreed to pay an upfront, non-refundable payment, agreed to fund the development, manufacturing and clinical trial expenses for zenocutuzumab and certain companion diagnostic products (other than a portion of the expenses we have agreed to share, associated with securing or maintaining approval from the United States Food and Drug Administration) and we are eligible to receive up to $130.0 million in potential commercialization milestone payments based on annual net sales of zenocutuzumab. We are also eligible to receive tiered royalties based on the level of aggregate annual net sales ranging from high single digits to low twenties until the royalty term expires. If after three years after the launch of zenocutuzumab in the United States, PTx does not to achieve certain specified annual net sales targets, we and PTx will work in good faith to develop a plan to improve net sales. If in the subsequent year

PTx does not achieve the specified annual net sales target, we have the right to terminate the License Agreement, with all rights reverting to us.

Manufacturing

Our Biclonics® technology platform relies on third parties for manufacturing our product candidates. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of current good manufacturing practice-grade (cGMP-grade) clinical trial materials and commercial quantities of our antibody candidates and products, if approved. We currently have a commercial production agreement for zenocutuzumab, which we are planning to transition to PTx. For our other product candidates, we have contracted several biopharmaceutical CMOs for the clinical manufacture of MCLA-158 or petosemtamab, and MCLA-129. We believe that the standardized Biclonics® manufacturing process can be transferred to additional CMOs and potential future co-development or co-commercialization collaborations or partnerships for the production of clinical and commercial supplies of our Biclonics® in the ordinary course of business.

Sales and Marketing

We have not yet defined our sales, marketing or product distribution strategy for petosemtamab, MCLA-129, or any of our other antibody candidates. In December 2024, Merus entered into an agreement with Partner Therapuetics (PTx) in which we exclusively licensed to PTx the right to commercialize zenocutuzumab (Zeno) for the treatment of NRG1+ cancer in the United States. Under the terms of the agreement, following a specified transition period, PTx will assume full rights to U.S. commercialization of Zeno for the treatment of NRG1+ cancer. Future commercial strategy may include the use of strategic partners, distributors, a contract sales force, or the establishment of our own commercial infrastructure. We plan to further evaluate these alternatives as we approach approval, if any, for one of our antibody candidates.

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

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer, including other bispecific antibodies or similar molecules. Our closest competitors in this area include Genmab A/S, Janssen Pharmaceutical Companies, Regeneron Pharmaceuticals, Inc., Bicara Therapeutics, Exelixis, Inc., Pfizer, Inc. and Xencor, Inc. The antibody candidates in development by competitors may provide efficacy, safety, dosing convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our antibody candidates for which we obtain marketing approval.

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

As of January 31, 2025:

•
Our patent portfolio related to our bispecific antibody candidate zenocutuzumab comprises one application filed under the Patent Cooperation Treaty (PCT) application, filed on February 27, 2015 with two issued patents in Europe, one in the United States and 14 other foreign jurisdictions and applications pending in Europe, the United States and 8 other foreign jurisdictions with an expected expiry not earlier than February 2035. Claims are directed to the zenocutuzumab composition of matter and methods of using zenocutuzumab to treat subjects having or at risk of having a HER2 and/or HER3 positive tumor. In addition, our portfolio includes nine PCT patent applications directed to methods of using zenocutuzumab, including in combination therapies to treat patients, concerning methods of treating patients with cancer harboring NRG1 gene fusions, patients with certain forms of HER3 positive tumors. One of these PCT applications was filed on April 3, 2018, with issued claims in two foreign jurisdictions and applications pending in Europe, the United States and 16 other foreign jurisdictions, with an expiry date not earlier than April 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with an HER2 targeting agent in patients with an HER2/HER3 positive tumor, like a tumor in the breast or brain. The second of these PCT applications was filed on April 3, 2018, with applications pending in Europe, the United States and four other foreign jurisdictions, with an expiry date not earlier than April 2038. Claims are directed to methods of treatment using zenocutuzumab in patients having an HER2/HER3 positive tumor but not previously treated with a HER2 specific therapy or with a HER3 specific therapy. The third of these PCT applications was filed on April 3, 2018, with an issued patent in the United States, one foreign jurisdiction and applications pending in Europe, the United States and 17 other foreign jurisdictions, with an expiry date not earlier than April 2038. Claims are directed to methods of treating patients with cancers harboring NRG1 gene fusions. The fourth of these PCT applications was filed on May 17, 2018, with issued claims in Europe, the United States, and eight foreign jurisdictions and applications pending in the three other foreign jurisdictions, with an expiry date not earlier than May 2038. Claims are directed to methods of treatment using zenocutuzumab, including in combination with endocrine therapy of patients with cancers, such as hormone receptor positive breast cancer. The fifth of these PCT applications was filed on October 23, 2020, with issued claims in one foreign jurisdiction, and applications pending in Europe, the United States and eight other foreign jurisdictions, with an expiry date not earlier than October 2040. Claims are directed to methods of treatment using zenocutuzumab in patients with NRG1-fusion positive cancers, including in patients that progressed after having received prior treatment certain treatment. The sixth of these PCT applications was filed on November 3, 2021, with applications pending in Europe, the United States and three other foreign jurisdictions, and an expiry date not earlier than November 2041. Claims are directed to treatment of patients with certain HER3 positive cancers using zenocutuzumab. The seventh of these PCT applications was filed on June 1st, 2022, with applications pending in Europe, the United States and three other foreign jurisdictions, and an expiry date not earlier than June 2042. Claims are directed to further identified NRG1 fusions, methods of detecting such and methods of treatment using zenocutuzumab. The eighth of these PCT applications was filed on June 1st, 2022, with applications pending in Europe, the United States and two other foreign jurisdictions, and an expiry date not later than June 2042. Claims are directed to detecting NRG1 fusions using liquid biopsy assays, and methods of treating identified patients using zenocutuzumab. The ninth of these PCT applications was filed on August 4th, 2023, with a PCT application pending and in one foreign jurisdiction, and an expiry date not earlier than August 2043. Claims are directed to treatment of patients with castration-resistant prostate cancer.

•
Our patent portfolio related to our CD3 technology comprises a first PCT application, filed on July 8, 2016, with issued patents in the United States, Europe and 11 foreign jurisdictions, and applications pending in the United States, Europe and seven foreign jurisdictions with an expected expiry not earlier than July 2036. A second PCT application was filed on March 27, 2020, with applications pending in the United States, Europe, and 20 foreign jurisdictions with an expected expiry not earlier than March 2040. Claims are related to the anti-CD3 binding domains, antibodies, their use, among other subject matter.

•
Our patent portfolio related to our bispecific antibody candidate petosemtamab comprises one PCT filed on October 21, 2016, with one issued patent in Europe, one issued in the United States and 11 issued patents in foreign jurisdictions and applications pending in Europe, the United States and nine other foreign jurisdictions with an expiry not earlier than October 2036. Claims are directed to the petosemtamab composition of matter and methods of using petosemtamab in the treatment or prevention of various solid tumors. In addition, our portfolio includes seven PCT applications, one of which was filed on August 19, 2020, with issued claims in one foreign jurisdiction and with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than August 2040. Claims are directed to a combination treatment with a topoisomerase I inhibitor to treat patients. The second PCT application was filed on April 23, 2021, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than April 2041. Claims are directed to treatment of patients having gastric, esophageal and gastro-esophageal cancer including certain dosing regimens. The third PCT application was filed on December 15, 2021, with applications pending in Europe, the United States and 18 other foreign jurisdictions with an expiry no earlier than December 2041, directed to treatment of patients having head and neck cancer, including certain dosing regimens. The fourth PCT application was filed on December 16, 2021, with applications pending in Europe, the United States and 15 other foreign jurisdictions with an expiry no earlier than December 2041 directed to a pharmaceutical formulation that contains petosemtamab. The fifth PCT application was filed on October 6, 2022, with applications pending in Europe, the United States and 18 foreign jurisdictions, with an expiry not earlier than October 2042, with claims directed to the treatment of patients having a cancer with high EGFR expression levels. The sixth PCT application was filed on December 23, 2023, with national phase entry due in May 2025, with an expiry no earlier than December 2043, with claims directed to a combination treatment using petosemtamab and an immune checkpoint inhibitor in patients having a cancer, including head and neck cancer. The seventh PCT application was filed on December 28, 2023, with national phase entry due in May 2025, with an expiry no earlier than December 2043, with claims directed to a combination treatment using petosemtamab and a chemotherapeutic agent in patients having a cancer, including colorectal cancer.

•
Our patent portfolio related our bispecific antibody candidate MCLA-129 comprises one PCT filed on August 9, 2018, with one issued patent in Europe and one issued in the United States and in two foreign jurisdictions, with applications pending in the United States, Europe and 20 other foreign jurisdictions with an expiry of not earlier than August 2038. Claims are directed to the MCLA-129 composition of matter and methods of using MCLA-129 in the treatment or prevention of various solid tumors. In addition, our portfolio includes two PCT applications, one of which was filed on March 7, 2023, with applications pending in Europe, the United Stats and three foreign jurisdictions, with an expiry not earlier than March 2043, with claims directed to, among other things, the treatment of patients using a combination of MCLA-129 and a third generation EGFR tyrosine kinase inhibitor. The second PCT application was filed on March 7, 2023, with applications pending in Europe, the United States and 17 foreign jurisdictions, with an expiry not earlier than March 2043, with claims directed to, among other things, treatment of previously treated patients having cancer using MCLA-129.

•
Our patent portfolio related to our bispecific antibody candidate MCLA-145 comprises one PCT filed on September 22, 2017, with an issued patent in Europe and the United States and 11 issued patents in a foreign jurisdiction and with applications pending in the United States, Europe and 16 other foreign jurisdictions with an expiry not earlier than September 2037. Claims are directed to the MCLA-145 composition of matter and methods of using MCLA-145 in the treatment or prevention of various solid tumors. In addition, our portfolio includes two PCT applications, one of which was filed on December 3, 2021, with applications pending in the United States, Europe and 9 foreign jurisdictions, related to dosage regimens and methods of treating patients with certain kinds of solid tumors, with an expiry no earlier than December 2041. The second PCT application was filed on January 24, 2023,with applications pending in the United States, Europe and three foreign jurisdictions, with an expiry not earlier than January 2043, with claims directed to, among other things, treatment of patients having cancer using MCLA-145 and a PD-L1 or PD-1 inhibitor.

•
Our patent portfolio related to our MeMo® and common light chain transgenic animal consists of nine issued U.S. patents, five pending U.S. applications, three issued European patents that have been validated in many countries, and one pending European application, 26 issued foreign patents and nine pending foreign applications, all with an expected expiry not earlier than June 2029. Claims are directed to a common light chain animal and methods of producing hybridomas, host cells, and antibodies relating to the use of a common light chain and by exposing the animal to an antigen.

•
Our patent portfolio related to efficient dimerization of heavy chains promoting efficient production of multispecific antibodies, binding domains and mixtures of antibodies, methods and host cells for recombinant production thereof, and comprises two PCT applications filed on April 19, 2013, which has resulted in nine issued U.S. patents, one pending U.S. applications, two issued European patents, two pending European applications, 38 issued foreign patents, and 21 pending foreign applications, all with an expected expiry not earlier than April 2033.

•
Our patent portfolio related to our trispecific antibody technology comprises one PCT application, filed on March 29, 2019, with one issued patent in the United States and two issued foreign patents, and pending applications in the United States, Europe, and 20 foreign jurisdictions, with an expiry no earlier than March 2039. Claims are directed to, among other things, a multivalent antibody format, including the Triclonics® format.
•
Our patent portfolio related to our Spleen to Screen® technology consists of four issued U.S. patents, one pending U.S. application, one pending European application and four issued foreign patents, with one foreign pending application, all with an expected expiry not earlier than September 2032.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional compositions created or identified from our ADClonics®, Biclonics® and Triclonics® technology platforms, improvements to those platforms and our ongoing development of our antibody candidates. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter directed to aspects of the molecules, basic structures and processes for manufacturing these molecules and the use of these molecules in a variety of therapies, in combinations, dosages, methods of treatments, among other features.

Our patent portfolio is intended to cover, but is not limited to, the composition of matter of our bispecific antibody candidates, their methods of use, the ADClonics®, Biclonics® and Triclonics® technology platforms used to generate them, related technologies and/or other aspects of the inventions that are important to our business, including our MeMo® mouse, and common light chain generation platforms and techniques, Spleen to Screen® technology, and recombinant host cells capable of producing our antibody candidates, methods of purification, and heterodimerization, among other proprietary technology. We also rely on trademarks, trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

U.S. Biological Products Development Process

The process required by the FDA before a biologic may be marketed in the United States generally involves the following:

•
completion of extensive nonclinical, sometimes referred to as pre-clinical, laboratory tests, and pre-clinical animal studies and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices (GLPs) for certain trials;

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

Before testing any antibody candidate in humans, the antibody candidate enters the pre-clinical testing stage. Pre-clinical tests, also referred to as nonclinical trials or studies, generally include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the antibody candidate. The conduct of certain pre-clinical tests must comply with federal regulations and requirements including GLPs.

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

Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including, among other things, the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

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

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA’s goal is to review standard applications for original BLAs within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification.

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

Any marketing application for a biologic product candidate submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process. For example, a BLA is eligible for priority review if a product candidate is intended to treat a serious disease or condition, if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Additionally, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful advantages over existing treatments may be eligible for accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials supporting a determination that the product has an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a biological product subject to accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the anticipated clinical benefit, and may require that such confirmatory trials be underway prior to granting accelerated approval. Biological products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory clinical trials in a timely manner or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

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

The regulation of companion diagnostics is subject to further requirements since the in vitro diagnostic devices Regulation (No 2017/746) (IVDR) became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR fully applies as of May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the Regulation. The IVDR which introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MA application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national Competent Authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) is not generally subject to EU laws in respect of medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (GB) (England, Scotland and Wales). However, new legislation such as the (EU) CTR is not applicable in GB.

The UK Medicines and Medical Devices Act 2021 has introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labeling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the EU centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, including a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition procedure (IRP) has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (i.e., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within three (3) years shall cease to be in force.

There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

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

Privacy and Data Protection Laws in the United States

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Connecticut, Utah and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

In addition, the American Rescue Plan Act of 2021 as signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. The Centers for Medicare & Medicaid Services (CMS) has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

Employees

As of January 1, 2025, we had 260 employees, including 61 part-time employees and 105 employees with M.D. or Ph.D. degrees. Of these employees, 70 are employees of Merus US Inc., 190 were primarily engaged in research and development activities and 70 were primarily engaged in general and administrative activities. Further, we had 112 employees identifying as male and 148 identifying as female and with over 30 different nationalities represented. None of our employees are part of a labor union, and we consider our employee relations to be good.

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
•
We commit and move as one – we are one company with a common goal of closing in on cancer. We work as a team and encourage a broad and varied perspectives. When we take a decision, we unite and move forward together.
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

Employership, Leadership and Training

We perform periodic surveys, which give employees the opportunity to provide feedback on our employee engagement, commitment, leadership, work atmosphere, role clarity, psychological security, and employership, as well as annual surveys of a smaller scope. These surveys are managed by a third-party vendor to encourage openness and honesty in responding to questions regarding these important factors. In 2024, our employee response rate to our biannual survey was 91 percent, which we believe is an indication that our employees recognize that their feedback is important. Further, we were named a “World-Class Workplace” by the third-party vendor based on the outcome of the employee engagement survey, which demonstrated that Merus scored above other companies in the Netherlands on aspects of employership themes and how likely is it that an employee would recommend Merus as an employer to others. Further, we scored higher marks on pride of organization, inspiring vision of the future, leadership, work atmosphere and satisfaction about the organization than benchmarks for employership established by the vendor through its survey results based on average scores across surveys from over 500 other organizations.

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

Equal Opportunity

We are an equal employment opportunity employer that does not discriminate on the basis of actual or perceived race, color, religious creed, national origin, sex (including pregnancy, childbirth, and related medical conditions), sexual orientation, age, ancestry, disability or perceived disability, qualified handicap, gender identity, military status, veteran status, certain criminal records, genetic information or testing, HIV testing, or any other characteristic protected by applicable federal, state or local laws (each, a “Protected Characteristic”). We are dedicated to this policy with respect to recruitment, hiring, placement, promotion, transfer, training, compensation, benefits, employee activities and general treatment during employment. Equal opportunities are important to us. To evaluate our performance, we asked an external party to assess whether there is a difference in compensation of men and women at Merus. The outcome of the assessment was that there was not different compensation between men and women in comparable positions/roles within Merus. Equal opportunity is also reflected in our Management Team, and in our Board.

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

We have also implemented a sustainable mobility plan referred to as the Merus Employee Cycling Plan, which supports employees to purchase a new or second hand (e-)bike to commute to Merus, thereby reducing our carbon footprint, lowering city traffic, congestion, and improving the vitality of our employees. In 2024, 12 employees took part in the Merus Employee Cycling Plan, and 50 employees have been using an NS business card as part of our offerings to further reduce car usage. This card enables our employees to come to work through public transportation in the Netherlands, helping to reduce emissions and the impact of congestion in the Netherlands and the Utrecht Science Park.

In 2024, we also donated 150 trees to Trees for All, on behalf of our employees, contributing to reforestation projects in the Netherlands. This program supports local, sustainable agriculture projects and helps increase the income of farmers, while protecting and preserving nearby forest areas. Merus has contributed to this program since 2019, resulting in planting approximately 750 trees during this time.

In an effort to reduce electronic waste (e-waste), since 2022, we have introduced a new fleet of laptops with an extended lifecycle of four years, to replace our previous three-year lifecycle equipment. In 2024, we also donated 25 electronic devices, including phones, laptops, chargers, and hard drives. to Close the Gap – an international social enterprise whose goal is to collect high-quality IT devices and offer them to educational, medical and social projects in developing and emerging countries. For its laptop bags, we have opted for a supplier which produces sustainable bags made from recycled PET bottles. In 2023, we also opted for 100% recycled paper for all in-office printing.

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

We are proud to have received the Sustainable Aviation Fuel (SAF) certificate from KLM/BlueBiz, recognizing our commitment to reducing CO₂ emissions from business travel. By participating in KLM’s Corporate SAF program, we support the use of sustainable aviation fuel, which produces at least 75% less CO₂ than traditional fossil jet fuel.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common shares involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common shares could decline. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Industry

We are an company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an oncology company with a limited operating history. We have incurred net losses of $215.3 million, $154.9 million and $131.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $968.4 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

•
Support the commercial transition of zenocutuzumab to PTx, for PTx to commercialize zenocutuzumab in the approved indications of the treatment of pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy, and continue to explore potential development of zenocutuzumab outside the field of NRG1+ cancer;
•
conduct our ongoing Phase 1/2 clinical trial of MCLA-158 or petosemtamab for the treatment of solid tumors;
•
conduct our ongoing LiGeR-HN1 and LiGeR-HN2 phase three clinical trials of petosemtamab in 1L r/m PD-L1+ HNSCC and 2/3L r/m HNSCC respectively;
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
•
expand and enhance our technology platforms, including our Biclonics® technology platform which generates our pipeline of bispecific product candidates, our Triclonics® technology platform, which generates pre-clinical trispecific candidates and generate and develop additional multispecific antibody candidates; and our ADClonics® technology platform, which generates pre-clinical multispecific ADC candidates;
•
seek regulatory approvals for any antibody candidates that successfully complete clinical trials;
•
potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products beyond zenocutuzumab, for which we may obtain regulatory approvals;
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

We have financed our operations primarily through public offerings and private placements of our common shares and our collaboration and license agreement with Incyte, Eli Lilly, Gilead and Biohaven. We have devoted a significant portion of our financial resources and efforts to developing our full-length bispecific antibody therapeutics, which we refer to as Biclonics®, our technology platforms, identifying potential antibody candidates, conducting pre-clinical studies of a variety of candidates, and conducting our clinical trials of zenocutuzumab, petosemtamab, and MCLA-129.

To become and remain profitable, we must succeed in developing and eventually commercializing products beyond zenocutuzumab in NRG1+ pancreatic adenocarcinoma and NSCLC, that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our antibody candidates, discovering and developing additional antibody candidates, obtaining regulatory approval for any antibody candidates that successfully complete clinical trials, establishing manufacturing and marketing capabilities and ultimately selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of petosemtamab, and MCLA-129, potential new development activities for zenocutuzumab, and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, beyond zenocutuzumab, which we have licensed to PTx to commercialize in the United States, in the field of NRG1+ cancer, if we obtain regulatory approval for any of our other antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, the ongoing conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of December 31, 2024 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

•
the cost, progress and results of our ongoing clinical trials of petosemtamab and MCLA-129 and potential additional development activities for zenocutuzumab;
•
the success of our collaborations with Incyte, Lilly, Gilead and Biohaven to develop antibody candidates;
•
the cost of manufacturing clinical supplies of our multispecific antibody candidates;
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

We depend heavily on the success of our antibody candidates, and we cannot give any assurance that any of our antibody candidates will receive regulatory approval, beyond BIZENGRI®, which is necessary before they can be commercialized. If we, any of our collaborators, or any other strategic partners we may enter into collaboration agreements with for the development and commercialization of our antibody candidates, are unable to commercialize our antibody candidates, or experience significant delays in doing so, our business, financial condition and results of operations will be materially adversely affected.

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multi-specific antibody candidates using our Triclonics® technology platform. Our ability to generate royalty and product revenues, if ever, will depend heavily on the successful development and eventual commercialization of these antibody candidates, which may never occur. We currently have generated no revenues from sales of any products, and we may never be able to develop or commercialize a marketable product, nor may our commercial licensee PTx for the marketing of BIZENGRI® for NRG1+ pancreatic adenocarcinoma and NSCLC. BIZENGRI® was approved under accelerated approval based on overall response rate (ORR) and duration of response (DOR) and continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). Beyond the indications approved under the BIZENGRI® label, each of our bispecific antibody candidates and pre-clinical antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

Beyond BIZENGRI®'s accelerated approval by the US FDA, we cannot be certain that any of our antibody candidates will be successful in clinical trials or receive regulatory approval. Further, our antibody candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our antibody candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our antibody candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Beyond BIZENGRI®, we have not received regulatory approval for a therapeutic based on a full-length human bispecific or trispecific IgG approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our Biclonics® and Triclonics® may have different effectiveness rates in various indications and in different geographical areas.

Our Biclonics® and Triclonics® technology platforms rely on third parties for biological materials. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. Although we have control processes, auditing and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Further, assays used to test the identity and potency of zenocutuzumab and our antibody candidates are susceptible to deviations or inaccuracy, which can impact the testing and release of these products for commercial or clinical use. Similarly, improper filling or storage of these materials, by us or any third-party suppliers, may require us to destroy some of our biological raw materials or antibody candidates.

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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, petosemtamab, and MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have completed certain of the clinical trials for zenocutuzumab, we have limited experience and have not completed clinical trials for petosemtamab and MCLA-129. We have not yet demonstrated our ability to successfully to manufacture a commercial scale product or have only recently arranged for a third party to do so on our behalf and we have not demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability, including the ongoing conflict in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Risks Related to the Development and Clinical Testing of Our Antibody Candidates

All of our antibody candidates are in pre-clinical or clinical development. Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of our antibody candidates, particularly petosemtamab and MCLA-129, are prolonged or delayed, we or any collaborators may be unable to obtain required regulatory approvals, and therefore be unable to commercialize our antibody candidates on a timely basis or at all.

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

To date, we have only completed a clinical trial required for the accelerated approval of BIZENGRI® in the current indications. Although we are conducting ongoing clinical trials for petosemtamab, and MCLA-129, considering potential further development for zenocutuzumab and exploring pre-clinical studies for other antibody candidates, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended, or terminated for a variety of reasons, including the following:

•
failure to maintain accelerated approval for zenocutuzumab due to an inability to verify clinical benefit in confirmatory trials, and/or post-marketing commitments or requirements;
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
•
manufacturing sufficient quantities of our antibody candidate for use in clinical trials or our commercial product to meet market demand;
•
the quality or stability of our commercial product and/or an antibody candidate falling below acceptable standards;
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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us, our collaborators and third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended).

The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Undesirable side effects that may be caused by our antibody candidates, whether alone or in combination with other drugs, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, or other comparable foreign authorities.

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

Patients treated with petosemtamab have experienced adverse reactions that may be treatment related. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. A safety update was provided for petosemtamab in December 2024 at the ESMO Asia Congress 2024, with a safety data cutoff date of July 5, 2024 for the treatment of 82 pt receiving petosemtamab 1500mg Q2W in patients with 2L+ HNSCC. A safety update was further provided in June 2024 at ASCO, with a safety data cutoff date of March 6, 2024 for the treatment of 42 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with a safety update provided for MCLA-129 in December 2023 at the ESMO Asia Congress 2023 held in Singapore, December 1-3, and an additional update in June 2024 at ASCO with a safety data cutoff date of February 16, 2024, for the treatment of 22 pt receiving MCLA-129 1500mg Q2W in patients with MET Exon 14 Skipping Mutation (METexon14) NSCLC.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with pembrolizumab as a potential front-line therapy for relapsed/metastatic (r/mm) HNSCC expressing PD-L1 (combined positive score (CPS) ≥ 1) (PD-L1+). A safety update was further provided in June 2024 at ASCO, with a safety data cutoff date of March 6, 2024 for the treatment of 42 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. In September 2024, we also initiated a phase 3 study investigating this combination in patients with 1L r/m PD-L1+ HNSCC to evaluate safety and clinical activity in this population, referred to as the LiGeR-HN1 trial. We have observed certain adverse events from patients receiving the combination of petosemtamab and pembrolizumab, including infusion related reactions, and asthenia. Common side effects with pembrolizumab when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. We provided a safety update for petosemtamab in combination with pembrolizumab in June 2024 at the 2024 American Society of Clinical Oncology annual meeting with a data cutoff date of March 6, 2024. In July 2024, we commenced a Phase 2 investigation of the combination of petosemtamab with FOLFIRI, in patients with metastatic colorectal cancer (mCRC). We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with osimertinib, a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on osimertinib. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with osimertinib, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, venous thromboembolism (VTE, composite term) and treatment-related interstitial lung disease, with additional details on safety reported at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In addition, osimertinib has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2024, we also commenced a Phase 2 investigation of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving this combination. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with pembrolizumab in solid tumors. We continue to monitor and evaluate patients enrolled and have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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
•
our reputation may suffer.

As the approved label for BIZENGRI® includes a boxed warning describing certain risks for embryo-fetal toxicity, and the product label also includes warnings regarding infusion-related and anaphylactic reactions, hypersensitivity, interstitial lung disease, pneumonitis, and left ventricular dysfunction, we may encounter these or other similar adverse reactions if we develop zenocutuzumab for any other indications

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected antibody candidate, if approved, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our antibody candidates, if approved.

We depend on enrollment of patients in our clinical trials for our antibody candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 576 adult patients with solid tumors, including in combination with chemotherapy in pts with NSCLC, second line resistant to osimertinib or third-line, osimertinib resistant and platinum resistant. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 523 adult patients with solid tumors, including as monotherapy in solid tumors, in combination with pembrolizumab in PD-L1+ r/m first line head and neck cancer; in 1L mCRC and 2L mCRC in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy. We further initiated a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC in July 2024 referred to as the LiGeR-HN2 trial. We further initiated a randomized phase 3 trial of petosemtamab in combination with pembrolizumab, a PD-1 blocking antibody, or pembrolizumab monotherapy, investigating this combination in patients with untreated HNSCC expressing PD-L1 (CPS > 0) to evaluate safety and clinical activity in this population in September 2024, referred to as the LiGeR-HN1 trial. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Whereas our exclusive commercial license with PTx for the sale in the U.S. of BIZENGRI® for the treatment of NRG1+ pancreatic adenocarcinoma and NSCLC requires PTx to indemnify us for any product liability claims, we cannot guarantee such indemnity will absolve us of all potential liability. Further, the current and future use of antibody candidates by us and our collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our antibody candidates or any prospects for commercialization of our antibody candidates, if approved.

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If zenocutuzumab or any of our antibody candidates were to cause adverse side effects during clinical trials or after approval, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our antibody candidates.

Although we maintain adequate product liability insurance for our antibody candidates, it is possible that our liabilities could exceed our insurance coverage or for BIZENGRI®, the limits of indemnity by PTx. We intend to expand our insurance coverage to include the sale of commercial products for future antibody candidates, which we are responsible for obtaining marketing approval and selling into the market place. However, we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of an antibody candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any antibody candidate and it is possible that, beyond the accelerated approval obtained for BIZENGRI®, none of our existing antibody candidates or any antibody candidates we may seek to develop in the future will obtain regulatory approval.

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

Fast Track designation by the FDA for petosemtamab or potential future Fast Track designation of our other antibody candidates may not actually lead to a faster development or regulatory review or approval process.

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

Obtaining a Fast Track designation does not change the standards for product approval but may expedite the development or approval process. Even though the FDA has granted such designation to petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody, this designation may not actually result in faster clinical development or regulatory review or approval. Furthermore, such a designation does not increase the likelihood that petosemtamab or any other antibody candidate that may be granted Fast Track designation will receive marketing approval in the United States.

Breakthrough Therapy designations (BTD) by the FDA for petosemtamab and any potential future product candidate may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that the product candidate will receive FDA approval.

We have been granted a Breakthrough Therapy designations for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1 fusion (NRG1+) pancreatic cancer following progression with prior systemic therapy or who have no satisfactory alternative treatment options and for zenocutuzumab for the treatment of patients with advanced unresectable or metastatic NRG1+ non-small cell lung cancer (NSCLC), following progression with prior systemic therapy, and we may seek additional Breakthrough Therapy designations for zenocutuzumab or for our other antibody candidates, or the comparable designations in foreign jurisdictions, where we believe the clinical data support such designations. We have been granted a BTD by the FDA for petosemtamab the treatment of patients with recurrent or metastatic (r/m) HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody. We have also been granted BTD by the FDA for petosemtamab in combination with pembrolizumab for the first-line treatment of adult patients with r/m PD-L1 positive HNSCC with CPS ≥ 1

A "Breakthrough Therapy" is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs and biologics designated as Breakthrough Therapies also receive the same benefits associated with Fast Track designation, including eligibility for rolling review of a submitted BLA, if the relevant criteria are met. Designation as a Breakthrough Therapy is within the discretion of the FDA.

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

We secured approval from the FDA through the use of the accelerated approval pathway for zenocutuzumab and may seek such use of the accelerated approval pathway for our other antibody candidates. If we are unable to obtain such approvals in the future, we may be required to conduct additional pre-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even for the accelerated approval received from the FDA for BIZENGRI®, if our confirmatory trials do not verify clinical benefit, or if we or our licensee PTx does not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

We have obtained accelerated approval for BIZENGRI® for the treatment of adults with either advanced, unresectable or metastatic NSCLC or pancreatic adenocarcinoma that harbors an NRG1 gene fusion, who have disease progression on or after prior systemic therapy and may in the future seek accelerated approval for other clinical candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a product candidate over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. In December 2024, the FDA approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. These indications were approved under accelerated approval based on ORR and DOR and continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). If such confirmatory studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, among other things, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

Prior to seeking accelerated approval for any of our other product candidates, such as petosemtamab and/or MCLA-129, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Similarly, for BIZENGRI®, irrespective of obtaining accelerated approval, there can be no assurance that such approval will be maintained or converted to full approval upon the completion of confirmatory trial(s) and /or post-marketing requirements or commitments. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.A failure to convert to full approval or maintain our accelerated approval for BIZENGRI® could also result in lost revenue from potential future royalties and reputational harm to our business.

For any of our antibody candidates that obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our antibody candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

With respect to the accelerated approval we have received for BIZENGRI®, and for any further regulatory approvals that we may receive for our antibody candidates, such approval will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the applicable product, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, although this was not required for with respect to the accelerated approval we have received for BIZENGRI®, as a condition for approving any of our other clinical candidates, the FDA may require a Risk Evaluation and Mitigation Strategy in order to approve our antibody candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Similar risk management measures may be required by foreign regulatory authorities. In addition, if the FDA or foreign regulatory authorities approve our antibody candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs or similar foreign requirements, and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP or similar foreign regulations and standards.

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

Even though we obtained marketing approval of zenocutuzumab in the United States, we may never obtain approval or commercialize zenocutuzumab or our other clinical candidates in other major markets, which would limit our ability to realize their full market potential.

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such countries or territories regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals in all major markets could result in significant delays, difficulties and costs for us and may require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We currently only have received approval for zenocutuzumab, as BIZENGRI®, in the United States. We currently do not have any other antibody candidates approved for sale in any jurisdiction, whether in the Netherlands, the United States or any other international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products, if any, will be harmed.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include the American Rescue Plan Act of 2021, which eliminated the statutory Medicaid drug rebate cap beginning January 1, 2024. The rebate was previously capped at 100% of a drug's average manufacturer price. Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, in August 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges.

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

In the EU, similar developments may affect our ability to profitably commercialize our product candidates, if approved. On December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (HTA) amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Approval, clearance or certification of companion diagnostics may be subject to further legislative or regulatory reforms notably in the EU. On May 25, 2017, the new In Vitro Medical Devices Regulation (2017/746) (IVDR) entered into force. The IVDR repeals and replaces the EU In Vitro Diagnostic Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the EEA countries, regulations are directly applicable, i.e., without the need for adoption of EEA countries laws implementing them, in all EEA countries and are intended to eliminate current differences in the regulation of medical devices among EEA countries. The IVDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The IVDR became applicable on May 26, 2022. Following subsequent legislative changes, European institutions adopted a “progressive” roll-out of the IVDR to prevent disruption in the supply of in vitro diagnostic medical devices. Therefore, the IVDR applied since May 26, 2022 but there is a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the Regulation.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, from time to time, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Although we do not currently have any products on the market, beyond BIZENGRI®, which we have licensed to PTx to commercialize in the U.S. for the labeled indications in NRG1+ cancer, if we obtain FDA approval for any of our antibody candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers and third-party payors, subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute. Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our proposed sales, marketing and education programs and constrain our financial arrangements and relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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

The United States and global data protection landscape is rapidly evolving, and we may be affected by or subject to new or amended laws and regulations in the future. Certain states have also adopted privacy and security laws and regulations governing the privacy, processing and protection of personal information. For example, the CCPA, among other things, creates data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to delete and to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, and has increased the risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of certain personal information depending on the context. Additional compliance investment and potential business process changes may also be required.

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

In the United States, orphan drug designation entitles a party to potential financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. For example, in connection with the FDA’s accelerated approval of BIZENGRI® , the FDA granted seven years of orphan exclusivity for zenocutuzumab-zbco for the treatment of adults with advanced unresectable or metastatic pancreatic adenocarcinoma harboring a NRG1 gene fusion with disease progression on or after prior systemic therapy. In the EU, orphan designation entitles a party to potential financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

We potentially may seek additional orphan drug designations from the FDA and foreign regulatory authorities for other clinical assets, where supported by data in the appropriate disease or condition that meet the criteria for orphan status.We may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated disease or condition or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In addition, while we intend to seek orphan drug designation, when appropriate, we may not receive such designation.

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

Even though the FDA granted accelerated approval for BIZENGRI® for the labeled indications, any other regulatory authority approves the marketing of any of our other antibody candidates that we develop on our own or with a collaborator, physicians, healthcare providers, patients or the medical community may not accept or use them. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any of our antibody candidates that are approved will depend on a variety of factors, including:

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

While we have hired a Chief Commercial Officer and certain personnel to support market access and supply chain, we currently have only limited marketing, and distribution capabilities, and no sales force, because we have exclusively licensed PTx to commercialize our single approved product, BIZENGRI® in the U.S. for the labeled indications in NRG1+ pancreatic adenocarcinoma and NSCLC cancer, and all of our other antibody candidates are still in clinical or pre-clinical development. Apart from BIZENGRI®, if any of our antibody candidates are approved, we intend either to establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our antibody candidates, or to outsource this function to a third party. Either of these options would be expensive and time consuming. These costs may be incurred in advance of any approval of our antibody candidates. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. Any failure, delay or inadequacy in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any approved products.

Irrespective of our entry into a license agreement with PTx with respect to marketing, sales or distribution of BIZENGRI®, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of this third-party licensee, which may not be successful and are generally not within our control. With respect to our other antibody candidates, if we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

We believe that zenocutuzumab does qualify, and any of our antibody candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

The collaboration and license agreement, or the Incyte Collaboration Agreement, with Incyte Corporation (Incyte) is important to our business. If suitable monospecific or bispecific antibody candidates are not identified for further development and commercialization activities under the Incyte Collaboration Agreement, or if we or Incyte fail to adequately perform under the Incyte Collaboration Agreement, or if we or Incyte terminate the Incyte Collaboration Agreement, the development and commercialization of our antibody candidates would be delayed or terminated and our business would be adversely affected.

The Incyte Collaboration Agreement may be terminated:

•
in its entirety or on a program-by-program basis by Incyte for convenience;
•
in its entirety or on a program-by-program basis by either party due to a material breach of the Incyte Collaboration Agreement, or any one or more programs under the Incyte Collaboration Agreement, as applicable; and
•
on a program-by-program basis (but not in its entirety), by either party if the other party challenges the terminating party’s patents for such program, and such challenge is not withdrawn within 30 days.

If the Incyte Collaboration Agreement is terminated with respect to one or more programs, all rights in the terminated programs revert to us, subject to payment to Incyte of a reverse royalty of up to 4% on sales of future products, depending on the stage of development as of the date of termination, if we elect to pursue development and commercialization of monospecific or bispecific antibody candidates arising from the terminated programs.

Termination of the Incyte Collaboration Agreement could cause significant delays in our antibody candidate development and commercialization efforts, which could prevent us from commercializing our antibody candidates without first expanding our internal capabilities or entering into another agreement with a third party. Any suitable alternative collaboration or license agreement would take considerable time to negotiate and could also be on less favorable terms to us. In addition, under the Incyte Collaboration Agreement, Incyte agreed to conduct certain clinical development activities. If the Incyte Collaboration Agreement were to be terminated, and whether or not we identify another suitable collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could have a material adverse effect on our business.

Under the Incyte Collaboration Agreement, we are dependent upon Incyte to successfully develop and commercialize any antibody candidates that are identified for further development under the Incyte Collaboration Agreement. With the exception of those programs where we retain certain co-development rights, we have limited ability to influence or control Incyte’s development and commercialization activities or the resources it allocates to development of product candidates identified under the Incyte Collaboration Agreement. Our interests and Incyte’s interests may differ or conflict from time to time, or we may disagree with Incyte’s level of effort or resource allocation. Incyte may internally prioritize programs under development within the collaboration differently than we would, or it may not allocate sufficient resources to effectively or optimally develop or commercialize antibody candidates arising from such programs. If these events were to occur, our ability to receive revenue from the commercialization of products arising from such programs would be reduced, and our business would be adversely affected.

The collaboration and license agreement with Eli Lilly, or the Lilly Collaboration Agreement is important to our business. If suitable monospecific or bispecific antibody candidates are not identified for further development and commercialization activities under the Lilly Collaboration Agreement, or if we or Eli Lilly fail to adequately perform under the Lilly Collaboration Agreement, or if we or Eli Lilly terminate the Lilly Collaboration Agreement, the development and commercialization of our antibody candidates would be delayed or terminated and our business would be adversely affected.

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

The license agreement with PTx is important to our business. If BIZENGRI® (zenocutuzumab-zbco) exclusively licensed to PTx for commercialization in the United States for NRG1+ cancer fails to generate revenue, this could adversely impact the reputation of our business and our ability to engage in future commercialization agreements.

If our license agreement with PTx fails to generate revenue, or experiences negative results with maintenance of BIZENGRI®'s accelerated approval, conversion to full approval, or experiences a failed transition with respect to the CRO and CMDO that we have worked with for the development of BIZENGRI®, this could adversely affect the reputation of our Company, our ability to generate revenue from this license and our ability to engage in future collaborations or commercial licensing agreements. While we have certain contractual provisions in place in our license agreement with PTx that require PTx to exercise diligence in the commercialization of BIZENGRI® and permit us to supervise its efforts, we cannot guarantee that this will lead to significant revenue or performed in accordance with our standards as applied to our wholly owned programs. Should the PTx license agreement fail or be terminated, any suitable alternative license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us, and our own efforts to commercialize BIZENGRI® post-termination may be hampered by a transition of the asset back to Merus. If this agreement were to be terminated, and whether or not we identify a suitable alternative licensee, we may need to seek additional financing to support the commercialization of BIZENGRI®, so that we may continue marketing activities, or we may be forced to discontinue commercialization, each of which could have a material adverse effect on our business.

If we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly and Betta Pharma, under which we have licensed certain development and commercialization rights of certain of our monospecific or bispecific antibody candidates. Further, we have a license agreement with PTx for the commercialization of BIZENGRI® in the U.S. in the field of NRG1+ cancer.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is increasingly intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In July 2024, Hui Liu, Ph.D., stepped down as Chief Business Officer, Dr. Andrew Joe, M.D., resigned as Chief Medical Officer, Dr. Lex Bakker resigned as Chief Development Officer, Dr. Fabian Zohren, M.D., was appointed as Executive Vice President and Chief Medical Officer, effective July 1, 2024, and Ms. Audrey Bergan was appointed as Chief People Officer, effective November 4, 2024. If we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate the new Chief Medical Officer, Chief People Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected.
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
•
provisions stemming from the Dutch large company regime pursuant to which (i) our executive directors will be appointed, and can be suspended or dismissed, by the group of non-executive directors, (ii) our non-executive directors will be appointed by our general meeting based on a nomination to be prepared by the group of non-executive directors, taking into account recommendation rights for our general meeting and our works council, (iii) our general meeting will be able to reject nominees for appointment as non-executive directors by simple majority of votes cast, with these votes representing at least one-third of our issued share capital and (iv) our general meeting will only be able to dismiss our non-executive directors as a collective, which will require a simple majority of votes cast, with these votes representing at least one-third of our issued share capital;
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

Based on the value of our assets, including goodwill, and composition of our income, assets and operations for the taxable year 2024, we do not believe we were a PFIC for U.S. federal income tax purposes for that taxable year. A non-U.S. company generally will be considered a PFIC for any taxable year if (i) at least 75% of its gross income for such taxable year is passive income (including interest income), or (ii) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during such taxable year) is attributable to assets that produce or are held for the production of passive income. The value of our assets generally is determined by reference to the market price of our common shares, which may fluctuate considerably. In addition, the composition of our income and assets is affected by how, and how quickly, we spend the cash we raise. It is possible the Internal Revenue Service could determine that we were a PFIC for the taxable year 2024. If we were to be treated as a PFIC for any taxable year during which a U.S. Holder (as defined below) holds our common shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Once treated as a PFIC for any taxable year in which a U.S. Holder owns equity in such foreign corporation, a foreign corporation will generally continue to be treated as a PFIC for all subsequent taxable years with respect to such U.S. Holder.

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

The varied and differing positions on environmental sustainability and social initiatives by governments and other stakeholders could increase our costs, harm our reputation and adversely impact our financial results.

There has been varied and differing focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations among other stakeholders on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of sustainability initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our sustainability profile or respond to stakeholder expectations, in compliance with applicable laws, regulations and other legal requirements, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. We are currently assessing the potential impacts of the adopted or proposed laws, as well as other sustainability related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established policies and processes for identifying, assessing, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. We design and are assessing our cybersecurity risk management program based on the ISO27001:2022 standard, for which we received certification in 2024. We use the ISO27001:2022 framework as a structure to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through regular communication, trainings and mock cybersecurity exercises to increase company awareness.

We engage consultants, auditors or other third parties in connection with our risk assessment processes. These parties assist us with designing and implementing our cybersecurity policies and procedures, as well as to monitor and test our safeguards, and investigations on an as needed basis. We contractually require third-party service providers to implement and maintain appropriate security measures, consistent with applicable laws, to implement and maintain reasonable security measures in connection with their work with us.

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

Our team that is responsible for assessing and our material risks from cybersecurity threats, including our Chief Operating Officer, Chief Financial Officer, and Executive Director, Head of IT Security and Compliance, which collectively have more than a combined 30 years of risk management experience. Our team’s experience includes the Executive Director, Head of IT Security and Compliance, who has an extensive (25+ years) track record on cyber- and IT risks management, developing security and compliance programs and frameworks and leading IT security organizations, our Chief Financial Officer who, serving that role at Merus and prior companies and serving previously as Audit Committee chairperson for Merus and current Audit Committee chairperson at Kala Pharmaceuticals, has devoted significant attention to evaluation of risks posed by cybersecurity threats, and means to mitigate those risks, while evaluating strategies to gain a high level of cyber security, and our Chief Operating Officer, who has managed the IT organization at Merus for approximately five years and has devoted significant attention to evaluation of risks posed by cybersecurity threats, and means to mitigate those risks, and review of U.S. jurisprudence concerning protection of confidential information and trade secrets and has participated in trainings on cybersecurity threat defense and response, and cybersecurity strategies from a legal perspective.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common shares are traded on The Nasdaq Global Market under the symbol “MRUS.” Trading of our common shares commenced on May 24, 2016, following the completion of our initial public offering.

As of February 21, 2025, the number of holders of record of our common shares was 266. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital shares. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our shareholders in the foreseeable future.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2024.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following graph and table illustrate the total return from December 31, 2019 through December 31, 2024, for (i) our common shares, (ii) the Loncar Cancer Immunotherapy ETF, and (iii) NASDAQ Biotechnology (TR). The graph and the table assume that $100 was invested on December 31, 2019 in each of our common shares, the Loncar Cancer Immunotherapy ETF, and NASDAQ Biotechnology (TR), and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our common shares and may not be indicative of our future performance.

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

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

General

We are an oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Our antibody binding domain generally consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies (Multiclonics®), respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors. Our Multiclonics® are compatible with a range of linkers and payloads to generate antibody-drug conjugates (ADClonics®) capable of binding two or three different targets with the potential for improved binding selectivity, internalization and cancer cell killing activity.

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

The FDA approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced, unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab), which we are exploring for potential other development opportunities beyond NRG1 fusion; MCLA-158 (petosemtamab) for the potential treatment of solid tumors, including 1L PD-L1+ r/m HNSCC in combination with pembrolizumab, and 2/3L r/m HNSCC as monotherapy; and in mCRC in 1L and 2L in combination with standard chemotherapy and 3L+ mCRC as monotherapy; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively commercialize MCLA-129 in China, if approved, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our ADClonics®, Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and multispecific ADCs and advance them into clinical development.

Funding Our Operations

We are an oncology company and have not yet generated any revenue from product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidate. We have exclusively licensed to PTx the right to commercialize BIZENGRI® (zenocutuzumab-zbco), in the United States, as the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. Beyond zenocutuzumab, if we obtain regulatory approval for any of our other antibody candidates, if appropriate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and compliance.

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, global instability including the ongoing geopolitical conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part I, Item 1A of this Annual Report on Form 10-K. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $724.0 million as of December 31, 2024 will fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registrational trial investigating petosemtamab in combination with pembrolizumab in 1L PD-L1+ r/m head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN1 trial, and phase 3 registrational trial investigating petosemtamab monotherapy in 2/3L HNSCC, the LiGeR-HN2 trial, are enrolling; phase 2 trial in 1L and 2L metastatic colorectal cancer (mCRC) cohort of petosemtamab in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy are enrolling; a clinical update on the phase 2 investigation of petosemtamab in 1L r/m PD-L1+ HNSCC is planned for the first half 2025, and a clinical update on petosemtamab in mCRC is planned for the second half of 2025.

We have confirmed through feedback with the U.S. Food and Drug Administration (the "FDA") that petosemtamab 1500 mg every two weeks is appropriate for further development in HNSCC as monotherapy, and in combination with pembrolizumab.

In June 2024 we provided an interim clinical data from the ongoing phase 1/2 trial of petosemtamab with pembrolizumab in 1L PDL1+ r/m HNSCC at the 2024 ASCO® Annual Meeting. As of a March 6, 2024 data cutoff, 45 patients (pts) were treated. The efficacy population consisted of 4 pts who had been treated by November 6, 2023, who had the opportunity for 4 or more months follow up, with ≥2 treatment cycles and ≥1 post-baseline tumor assessment; or who discontinued early due to disease progression or death. Two pts were not included: One pt withdrew consent prior to first tumor assessment and the other pt discontinued due to toxicity with less than 2 cycles of treatment. The response rate overall (N=24) was 67%, including 1 confirmed complete response (CR), 12 confirmed partial responses (PRs) and 3 unconfirmed PRs (all of whom confirmed after the data cutoff) by Response Evaluation Criteria in Solid Tumors (RECIST) v1.1. per investigator assessment. Responses were observed regardless of HPV status, 3 of 4 pts with HPV associated cancer responded, and across PD-L1+ levels treated (CPS 1-19: 60% [6/10]; CPS ≥ 20: 71% [10/14]). At the time of data cutoff, 32 pts of the 45 enrolled, remained on treatment, including 14 of 16 responders and 18 of the initial 26 pts enrolled. For the 45 pts treated median follow up was 3.6 months.The combination was well tolerated and no significant overlapping toxicities with pembrolizumab were observed and treatment-emergent adverse events (AEs) were reported in 45 pts. Most were Grade (G) 1 or 2 in severity (no G4–5 were observed). Infusion-related reactions (IRRs) (composite term) were reported in 38% (all Gs) and 7% (G3) of pts, most occurred during the first infusion and resolved. We plan to provide updated efficacy, durability and safety data from this cohort in the first half of 2025.

In July 2024, we announced the first patient was dosed in LiGeR-HN2, a phase 3 trial evaluating the efficacy and safety of petosemtamab in r/m 2/3L HNSCC compared to standard of care. In this trial, patients will be randomized to petosemtamab monotherapy or investigator’s choice of single agent chemotherapy or cetuximab.

In September 2024, we announced the first patient was dosed in LiGeR-HN1, a phase 3 trial evaluating the efficacy and safety of petosemtamab in combination with pembrolizumab in 1L r/m HNSCC expressing PD-L1 (CPS≥1). In this trial, patients will be randomized to petosemtamab and pembrolizumab or pembrolizumab monotherapy.

We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regular approval.

In December 2024, we shared clinical data on petosemtamab monotherapy in patients with previously treated r/m HNSCC at the European Society for Medical Oncology (ESMO®) Asia Congress. In this presentation, we presented updated clinical data from the ongoing phase 1/2 trial of petosemtamab in previously treated HNSCC, previously presented at the American Association of Cancer Research (AACR) Annual Meeting 2023, in Orlando, Florida. This presentation also included clinical data from the dose optimization cohort evaluating petosemtamab monotherapy 1500 or 1100 mg dose levels in 2L+ HNSCC. As of the July 5, 2024 data cutoff date, 82 previously treated HNSCC pts were treated with petosemtamab 1500 mg intravenously every two weeks. The efficacy population consists of 75 pts who had the opportunity for 4 or more months follow up and ≥1 post-baseline tumor assessment; or who discontinued early due to disease progression or death. Seven pts were not efficacy evaluable: 6 pts previously described at AACR 2023 (5 pts withdrew due to IRR on day 1 and 1 pt with exclusion criteria deviation) and 1 additional pt withdrew due to IRR on day 1. Confirmed overall response rate (ORR) was 36% (90% CI: 27–46; 27/75) by RECIST v1.1. per investigator assessment, including 4 CRs, with one CR continuing on treatment for more than 3 years as of the data cutoff. Responses were also reported in HPV associated cancer, ORR was 13% (2/15) and 5 additional pts achieved stable disease. At the time of data cutoff, 10 pts remained on treatment including 8 responders and 2 pts with stable disease. Median duration of response (DOR), progression free survival (PFS) and overall survival (OS) were 6.2, 4.9 and 11.4 months. For the most mature data set, the single arm cohort previously presented at AACR 2023, as of a July 5, 2024 data cutoff, for all 54 patients, the median DOR, PFS and OS were 6.7, 5.1, and 12.0 months, respectively and among the 48 treatment evaluable subset, they were 6.7, 5.2, and 12.5 months, respectively. In 82 pts, petosemtamab 1500 mg every two weeks continues to be well tolerated with a manageable safety profile with no new safety signals observed. IRRs were predominantly seen on day 1 of cycle 1 and a clinically meaningful reduction in the incidence and severity of IRR was observed with an updated administration regimen compared to that used as of the 2023 AACR presentation.

In July 2024, the first patient was dosed in a phase 2 trial evaluating petosemtamab in combination with standard chemotherapy in second line (2L) metastatic colorectal cancer (mCRC) and in December 2024 the first patient was dosed in a phase 2 trial evaluating petosemtamab monotherapy in heavily pretreated (3L+) mCRC. We have also started dosing patients in a cohort evaluated petosemtamab in combination with standard chemotherapy in 1L mCRC. We plan to present initial clinical data on the investigation of petosemtamab in mCRC in the second half of 2025.

In August 2023, the FDA granted Fast Track designation for the investigation of petosemtamab for the treatment of patients with recurrent or metastatic HNSCC whose disease has progressed following treatment with platinum-based chemotherapy and an anti-programmed cell death protein 1 (anti-PD-1) antibody. Fast Track is a designation designed to facilitate the development and expedite the review of drugs to treat serious conditions and fill unmet medical needs.

In May 2024, the FDA also granted BTD for petosemtamab for the treatment of patients with r/m HNSCC whose disease has progressed following treatment with platinum based chemotherapy and an anti-programmed cell death receptor-1 (PD-1) or anti-programmed death ligand 1 (PD-L1) antibody.

In February 2025, the FDA granted a second BTD for petosemtamab in combination with pembrolizumab for the first-line treatment of adult patients with r/m PD-L1 positive HNSCC with CPS ≥ 1.

Zenocutuzumab, or “Zeno” (MCLA-128: HER3 x HER2 Biclonics®): NRG1 gene fusion (NRG1+) cancers and other solid tumors BIZENGRI® (zenocutuzumab-zbco), obtained FDA accelerated approval as the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy.

In December 2024, we entered into a license agreement with Partner Therapeutics, Inc. (PTx), a private, fully-integrated biotechnology company with a focus in hematology and oncology, in which we exclusively licensed to PTx the right to commercialize zenocutuzumab (Zeno) for the treatment of NRG1 fusion-positive (NRG1+) cancer in the United States (U.S.).

We are conducting ongoing translational work on potential biomarkers outside of NRG1+ cancer and other potential development opportunities, which may support investigation of Zeno in additional areas of unmet need beyond NRG1+ cancer.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2024 and 2023:

	2024	Change	%	2023
	(in thousands)
Incyte	$22,659	$(6,365)	-21.9%	$29,024
Lilly	6,467	(8,400)	-56.5%	14,867
Gilead	4,800	4,800	100.0%	-
Partner Therapeutics	-	-	0.0%	-
Other	2,207	2,151	3841.1%	56
Total collaboration revenue	$36,133	$(7,814)	-17.8%	$43,947

Our revenue from each collaborator consists of revenue recognized from the amortization of deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services reimbursement revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

Collaboration revenue for the year ended December 31, 2024 decreased $7.8 million as compared to the year ended December 31, 2023, primarily as a result of decreases in Lilly revenue of $8.4 million and Incyte revenue of $6.4 million, offset by increases in Gilead revenue of $4.8 million, and Other revenue of 2.2 million. The decrease in Lilly revenue is primarily the result of decreases in upfront payment amortization of $4.8 million and reimbursement revenue of $3.6 million. The decrease in Incyte revenue is primarily the result of decreases in milestone revenue of $5.0 million and reimbursement revenue of $1.4 million. Gilead revenue increased due to the start of the collaboration agreement in 2024 which resulted in an increase in upfront payment amortization of $4.8 million. The increase in Other revenue is primarily the result of increases in milestone revenue of $2.1 million.

As of December 31, 2024, we had total deferred revenue of $69.4 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement and our Incyte collaboration agreement. The remaining deferred revenue of $51.3 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target. The remaining deferred revenue of $17.6 million from the Incyte collaboration agreement is expected to be recognized over the next two years.

Operating Expenses

The following is a comparison of operating expenses for the years ended December 31, 2024 and 2023:

	2024	Change	%	2023
	(in thousands)
Research and development	$225,368	$84,710	60.2%	$140,658
General and administrative	82,832	22,996	38.4%	59,836
Total operating expenses	$308,200	$107,706	53.7%	$200,494

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
•
expenses incurred under agreements with contract research organizations (CROs), contract manufacturing organizations, and consultants that conduct and support clinical trials and pre-clinical studies;
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

The following table summarizes our research and development expenses by product candidate for the twelve months ended December 31, 2024 and 2023:

	For the twelve months ended December 31,
	2024	2023	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$104,406	$31,795	$72,611
Zenocutuzumab - MCLA-128	32,831	$28,807	4,024
MCLA - 129	15,751	18,109	(2,358)
Research general	10,079	15,935	(5,856)
Total Program Costs	$163,067	$94,646	$68,421
R&D Employee-Related Expenses - Unallocated	45,373	33,576	11,797
Other Indirect R&D Expenses - Unallocated	16,928	12,436	4,492
Total Research and development expenses	$225,368	$140,658	$84,710

The following table summarizes our research and development expenses by type for the twelve months ended December 31, 2024 and 2023:

	For the twelve months ended December 31,
	2024	2023	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$157,597	$90,806	$66,791
Wages, salaries and other employee benefits	22,664	21,983	681
Share-based compensation	22,709	11,593	11,116
Consultants	12,208	6,692	5,516
Depreciation and amortization	1,104	1,154	(50)
Facilities and other related	9,086	8,430	656
Total research and development expenses	$225,368	$140,658	$84,710

Research and development expense for the year ended December 31, 2024 increased $84.7 million as compared to the year ended December 31, 2023, primarily as a result of increases in external clinical services and drug manufacturing costs of $66.6 million, which includes costs to advance our research pipeline and costs to fulfill our obligations under our collaboration agreements related to our programs, increases in personnel related expenses including share-based compensation of $11.8 million due to an increase in employee headcount and an increase in share price, consultancy expenses of $5.5 million, facilities expenses and other related expenses of $0.7 million, and consumables expenses of $0.2 million, offset by decreases in depreciation and amortization of $0.1 million.

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

General and administrative expense for the year ended December 31, 2024 increased $23.0 million as compared to the year ended December 31, 2023, primarily as a result of increases in personnel related expenses including share-based compensation of $12.6 million due to an increase in employee headcount and an increase in share price, consultancy expenses of $6.8 million, legal expenses of $1.8 million, facilities and depreciation expense of $1.2 million, and intellectual property and licenses expenses of $0.7 million, partially offset by decreases in finance and human resources expenses of $0.1 million.

We expect general and administrative expenses to increase as we grow as a company, driven by the need to support a growing workforce, engaging in financing transactions, establishing and maintaining our intellectual property rights, fulfilling our compliance requirements as a public company and related legal, regulatory and potential commercialization costs.

Other Income, Net

The following is a comparison of other income, net, for the years ended December 31, 2024 and 2023:

	2024	Change	%	2023
	(in thousands)
Interest (expense) income, net	$30,789	$16,279	112.2%	$14,510
Foreign exchange (losses) gains, net	34,103	43,813	-451.2%	(9,710)
Total other income (loss), net	$64,892	$60,092	1251.9%	$4,800

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables.

Income Tax Expense

The following is a comparison of income tax expense for the years ended December 31, 2024 and 2023:

	2024	Change	%	2023
	(in thousands)
Current	$8,472	$6,122	260.5%	$2,350
Deferred	(321)	(1,163)	-138.1%	842
Income tax expense	$8,151	$4,959	155.4%	$3,192

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

Income tax expense increased primarily due to an increase in book income before tax and an increase in permanent differences due to increases in stock option exercises.

Net Loss

Net loss for the year ended December 31, 2024 was $215.3 million, compared to $154.9 million for the year ended December 31, 2023. The change in net loss of $60.4 million was primarily due to the changes in collaboration revenue, changes in operating expenses, and changes in other income, net, as discussed above..

Liquidity and Capital Resources

Cash requirements

We require external sources of financing to fund our operations. Since inception through December 31, 2024, we have raised an aggregate of $1,674.9 million, of which $221.8 million was non-equity funding through our collaboration agreements, $1,342.4 million was from the sale of common shares and $110.7 million was from private funding sources prior to our initial public offering.

These amounts include aggregate immediate proceeds from the closing of the collaboration and license agreement and share purchase agreement with Eli Lilly in January 2021 of $60.0 million, the aggregate net proceeds from the January 2021 follow-on offering of $129.4 million, the aggregate net proceeds from the November 2021 follow-on offering of $118.7 million, the aggregate net proceeds during the years ended December 31, 2022 and 2023 from the "at the market" offering program pursuant to an Open Market Sale Agreement (the 2021 Sales Agreement) with Jefferies LLC of $57.7 million and $63.8 million, respectively, [A1] [A2] the aggregate net proceeds from the August 2023 underwriting agreement with Jefferies LLC, BofA Securities, Inc., Guggenheim Securities, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein, of $162.2 million, aggregate net proceeds from the closing of the Gilead collaboration agreement in March 2024 of $81.0 million, and the aggregate net proceeds from the May 2024 underwriting agreement with Jefferies LLC, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and BMO Capital Markets Corp., as representatives of the several underwriters named therein, of $434.9 million. As of December 31, 2024, we had $724.0 million in cash, cash equivalents and marketable securities that are available to fund our current and future operations.

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies can sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act. There have been no sales under the 2024 Sales Agreement through December 31, 2024.

On March 5, 2024, we entered into a collaboration, option and license agreement (“Gilead Collaboration Agreement”) and Share Subscription Agreement (the “Gilead Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Under the terms of the Gilead Collaboration Agreement, we and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable program targets selected by Gilead. On a Program-by-Program basis, we have granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, Gilead will be responsible for the development and commercialization of the products arising from such Program. Gilead paid an upfront, non-refundable payment of $56.0 million for the rights granted under the Gilead Collaboration Agreement. If Gilead exercises its option to an additional Program, we will receive an initiation fee of $28.0 million. If Gilead exercises its license option for all Programs, we will receive up to a total of approximately $1.5 billion across all three programs. We are further eligible to receive, with respect to all products arising from a Program, if approved, and country-by-country basis, tiered royalties based on the level of worldwide aggregate annual net sales at percentages ranging from the mid-single digits to low double digits until the royalty term expires, subject to customary reductions. We also have an option to forego unachieved development milestones and royalties to enter into a 50/50 split of net profits and net losses arrangement for the third program upon a specified time period triggered by the first investigational new drug application filing for the third Program. In connection with entering into the Gilead Collaboration Agreement, pursuant to the Gilead Subscription Agreement, Gilead purchased 452,527 common shares of the Company at a price per share of $55.2454 for aggregate gross proceeds to us of approximately $25.0 million. Gilead agreed not to transfer, sell, or otherwise dispose of such shares for a period of time following the purchase of the shares, subject to certain customary exceptions.

On May 29, 2024, the Company entered into an underwriting agreement (the “2024 Underwriting Agreement”) with Jefferies, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and BMO Capital Markets Corp., as representatives of the several underwriters named therein (collectively, the “2024 Underwriters”), in connection with the issuance and sale by us in a public offering of 7,550,000 common shares of the Company, nominal value €0.09 per share, at a public offering price of $53.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-277465), which became effective upon filing on February 28, 2024, and a prospectus supplement thereunder. Under the terms of the 2024 Underwriting Agreement, we also granted the 2024 Underwriters an option exercisable for 30 days to purchase up to an additional 1,132,500 common shares at the public offering price, less underwriting discounts and commissions. On May 30, 2024, the 2024 Underwriters exercised this option in full. The offering closed on May 31, 2024, and we received net proceeds of $434.9 million, after deducting underwriting discounts and commissions.

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

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2024, will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2024 and 2023:

	2024	Change	%	2023
	(in thousands)
Net cash used in operating activities	$(185,835)	$(43,628)	31%	$(142,207)
Net cash provided by (used in) investing activities	$(220,222)	$(193,202)	715%	$(27,020)
Net cash provided by financing activities	$494,008	$263,922	115%	$230,086

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 increased $43.6 million as compared to the year ended December 31, 2023 primarily as a result of increases in cash outflows related to operating expenses of $102.3 million, partially offset by increases in cash inflows from collaboration arrangements (upfront payments, milestones, and research and development reimbursements) of $50.3 million, and cash inflows from Other Income of $8.4 million.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 increased by $193.2 million as compared to the year ended December 31, 2023, primarily due to increases in purchases of marketable securities of $174.9 million, decreases in proceeds from maturities of marketable securities of $20.4 million, and increases in purchases of intangible assets of $0.2 million, partially offset by decreases in purchases of property and equipment of $2.3 million.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 increased by $263.9 million as compared to the year ended December 31, 2023, primarily due to higher proceeds received from issuance of common stock in 2024 from the 2024 Underwriting Agreement of $434.9 million compared to the aggregate proceeds received in 2023 from the 2021 Sales Agreement with Jefferies of $63.8 million and the 2023 Underwriting Agreement of $162.2 million, an increase in proceeds received from the Gilead collaboration agreement of $22.6 million and an increase in proceeds from share option exercises of $32.3 million.

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

Our collaboration arrangements typically include a license to our intellectual property and significant judgment is applied at the outset of the arrangement in determining whether the particular license is distinct from other performance obligations in the arrangement. We consider whether the counterparty may be able to utilize the license in the absence of the provision of other performance obligations by us. Each collaboration features unique terms to a license and the provision of other performance obligations also varies. Such considerations impact the timing of recognition of consideration allocated to performance obligations.

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

Changes in these estimates of progress impact the timing of revenue recognition. These estimates have not materially changed in the current period presented in our Consolidated Financial Statements. For example, with respect to the license and related activities performance obligation of the Incyte collaboration arrangement recognized as revenue over time as access to the platform for the generation of potential product candidates is provided to the customer, an increase of one year in the estimate as of January 1, 2024 would have decreased revenue recognized for the year ended December 31, 2024 by approximately $5.8 million, excluding the effects of foreign exchange translation.

Other Accounting Policies, Judgments, and Estimates

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of December 31, 2024, marketable securities were $430.7 million. As of December 31, 2023, marketable securities were $207.4 million. Due to the conservative and short-term nature of these investments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations for either year. We had no outstanding debt that is subject to interest rate risk as of December 31, 2024 or December 31, 2023.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2024, by approximately $35.0 million and increased our currency translation adjustment by approximately $36.9 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the year ended December 31, 2023, by approximately $24.5 million and increased our currency translation adjustment by approximately $66.1 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG Accountants N.V., an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K in Part IV, Item 15.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Insider Trading Arrangements and Policies

During the three months ended December 31, 2024, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Director Biographical Information

Anand Mehra, M.D., age 49, has served as a non-executive director since August 2015 and as Chairperson of our board of directors effective since June 2020. Dr. Mehra held various positions at Sofinnova Investments (f.k.a. Sofinnova Ventures) from 2007 to January 2020, most recently holding the position of a managing general partner, where he focused on working with entrepreneurs to build drug development companies. He led the firm’s investments in Vicept Therapeutics (acquired by Allergan), Aerie Pharmaceuticals, Inc., Aclaris Therapeutics, Inc. (Aclaris), and Spark Therapeutics. Prior to joining Sofinnova, Dr. Mehra worked in J.P. Morgan’s private equity and venture capital group and as a consultant at McKinsey & Company. He currently serves as a member of the board of directors of the publicly held life science company Aclaris. Within the past five years, he also served on the boards of directors of the publicly held life science companies Marinus Pharmaceuticals, Inc., Spark Therapeutics, Inc. and Aerie Pharmaceuticals. Dr. Mehra received a B.A. degree in political philosophy from the University of Virginia and an M.D. degree from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Mehra’s extensive experience in the life science industry, his service on the board of directors of other publicly held life science companies and his extensive leadership experience qualify him to serve on our board of directors.

Maxine Gowen, Ph.D., age 66, has served as a non-executive director of our board of directors since May 2021. Dr. Gowen was the founding President and Chief Executive Officer of Trevena, Inc. (Trevena), from 2007 to October 2018. Prior to this position, Dr. Gowen held a variety of leadership roles at GlaxoSmithKline (GSK) over a period of 15 years. As Senior Vice President for the company’s Center of Excellence for Drug Discovery, she developed an innovative new approach to externalizing drug discovery. Dr. Gowen was previously President and Managing Partner at SR One, the venture capital subsidiary of GSK, where she led its investments in and served on the boards of directors of numerous companies. Dr. Gowen also previously served as Vice President, Drug Discovery, Musculoskeletal Diseases at GSK, where she was responsible for drug discovery and early development for osteoporosis, arthritis and metastatic bone disease. Dr. Gowen currently serves on the boards of directors of publicly held life science companies Aclaris, and Passage Bio, and served on the boards of directors of publicly held life science companies Aceragen, Inc., Akebia Therapeutics (Akebia), Idera Therapeutics, and Trevena. Dr. Gowen holds a B.Sc. in biochemistry from the University of Bristol, U.K., received a Ph.D. in cell biology from the University of Sheffield, U.K., and received an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Dr. Gowen is qualified to serve on our board of directors due to her leadership, experience in the biotechnology industry and in the field of clinical drug development, her scientific experience and her tenure as CEO and independent director at several publicly held life science companies.

Mark Iwicki, age 58, has served as a non-executive director of our board of directors since June 2015. From June 2015 until July 2018, Mr. Iwicki served as the Chairperson of our board of directors. Mr. Iwicki currently serves as Chief Executive Officer of Inhibikase Therapeutics, Inc., since February 2025, the Chairperson of Kala BIO, Inc., since September 2015 and served as Chief Executive Officer of Kala BIO, Inc., from September 2015 to February 2025. From February 2014 to November 2014 Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer and director at Blend Therapeutics, Inc. From 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals, Inc., formerly Sepracor, Inc., a pharmaceutical company. From 1998 to 2007, Mr. Iwicki held executive positions, including Vice President and Business Unit Head, at Novartis Pharmaceuticals Corporation, a pharmaceutical company. Mr. Iwicki currently serves on the boards of directors of publicly held life science companies Akero Therapeutics, Inc. Third Harmonic Bio, Inc., Q32 Bio, Inc. and Kala BIO, Inc. Within the past five years, he also served on the board of directors of the publicly held life science company Aimmune Therapeutics Inc. and Pulmatrix, Inc. Mr. Iwicki received a B.A. in business administration from Ball State University and an M.B.A. from Loyola University. We believe that Mr. Iwicki is qualified to serve on our board of directors due to his leadership, commercial and business experience in the biotechnology industry and breadth of knowledge about our business, as well as his tenure as CEO and independent director in several publicly held life science companies.

Len Kanavy, age 64, has served as a non-executive director of our board of directors since July 2018. Mr. Kanavy most recently served as Senior Vice President, Commercial Business Operations at Genentech, a biotechnology company, from September 2006 to September 2016, where he was responsible for strategic decisions for the U.S. commercial business, including product launches, valuation of business development opportunities, clinical development plan options and pricing. From 2014 to 2016, he was a board member of the Genentech Access to Care Foundation. Prior to joining Genentech, Mr. Kanavy was Vice President, Commercial Operations at Novartis Pharmaceuticals, where he led teams in business analytics, strategy, and product launches. Mr. Kanavy holds a B.S. in Business Administration and an M.B.A. with a specialization in Finance from the University of Scranton. We believe that Mr. Kanavy is qualified to serve on our board of directors due to his leadership, business development and commercial experience in the biotechnology industry.

Jason Haddock, age 52, has served as a non-executive director of our board of directors since May 2024. Mr. Haddock has more than 20 years of financial and operational experience in the biopharmaceutical industry and currently serves as a director of PYC Therapeutics since May 2021 and formerly served on the board of directors of Codiak Biosciences from August 2020 to June2023. Mr. Haddock also served as Chief Financial Officer at Archer Dx from May to August 2020 until it was acquired by Invitae Corporation. Prior to that, Mr. Haddock served as CFO of Array BioPharma, Inc., from 2016 to 2019, where he was responsible for execution of an oncology-focused research, development and commercialization strategy. Prior to that, from 2015 to 2016, he served as Chief Financial Officer and Chief Operating Officer of BERG, an artificial intelligence-based analytics biopharma company, and from 2001to 2015, at Bristol-Myers Squibb in a variety of finance, strategic, commercial and business development capacities, including Chief Financial Officer and Chief Operating Officer roles for business units in Asia Pacific, Europe and the United States. He holds a BS in accounting from Illinois State University and an Executive MBA from Washington University in St.Louis. We believe that Mr. Haddock is qualified to serve on our board of directors due to his leadership,international business and biotechnology experience as well as his operational, financial planning and accounting experience and expertise.

Bill Lundberg, M.D., age 61, has served as a non-executive of our board of directors from June 2019 to December 2019, and as an executive director since December 2019. Since December 2019, Dr. Lundberg has served as our President, Chief Executive Officer and Principal Financial Officer. From January 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics AG (CRISPR), a biotechnology company, where he was responsible for establishing and growing research and development in the United States and oversaw CRISPR’s first CRISPR-based product from inception to regulatory filing for clinical trials. From February 2011 to January 2015, Dr. Lundberg was Vice President and Head of Translational Medicine at Alexion Pharmaceuticals, Inc. (Alexion), where he oversaw research and development from discovery through early-stage development, and prior to that, he was Director and Chief Medical Officer of Taligen Therapeutics, Inc. (Taligen), a biotechnology company, which was acquired by Alexion in 2011. Prior to Taligen, he held roles of increasing responsibility in clinical drug development and medical affairs at Xanthus/Antisoma, Wyeth (now Pfizer), and Genzyme. Dr. Lundberg currently serves on the board of directors of the publicly traded life science companies Vor Biopharma and Q32 Bio Inc. Dr. Lundberg received an M.D. from Stanford University and M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/M.I.T., and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development, scientific experience, leadership and business experience.

Paolo Pucci, age 63, has served as a non-executive director of our board of directors since June 2020. Mr. Pucci served as the Chief Executive Officer of ArQule, Inc. (ArQule), a biopharmaceutical oncology company engaged in the research and development of targeted therapeutics, from June 2008 until its acquisition by Merck Inc. in January 2020. Prior to joining ArQule, Mr. Pucci worked at Bayer AG from 2001 to 2008, where he served in a number of leadership capacities including President of the Oncology & Global Specialty Medicines Business Units and was a member of the Bayer Pharmaceuticals Global Management Committee. Before Bayer, Mr. Pucci held positions of increasing responsibility with Eli Lilly and Company from July 1991 to April 2001, culminating with his appointment as Managing Director, Eli Lilly Sweden AB. Mr. Pucci earned an M.S. in economics and accounting from Università degli Study di Napoli Federico II and an M.B.A. in marketing and finance from the University of Chicago. Within the past five years, Mr. Pucci previously served on the boards of directors of Algeta ASA, until its acquisition by Bayer AG, and Dyax Inc., until its acquisition by Shire Plc (which was subsequently acquired by Takeda Pharmaceutical Company Ltd.), New Link Genetics Inc, ArQule Inc., until its acquisition by Merck Inc., and Trillium Therapeutics Inc., until its acquisition by Pfizer Inc. He currently serves on the boards of directors of publicly held life sciences companies West Pharmaceuticals Services, Inc., and Replimmune Group Inc. We believe that Mr. Pucci is qualified to serve on our board of directors due to his leadership, international business and biotechnology experience in large multinational pharmaceutical corporations as well as his tenure as CEO and independent director in several publicly held life science companies, and breadth of knowledge about our business.

Victor Sandor, M.D.C.M., age 58, has served as a non-executive director of our board of directors since June 2019. From September 2014 to December 2019, Dr. Sandor was the Chief Medical Officer at Array BioPharma (Array), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Braftovi® and Mektovi® for the treatment of BRAFV600E/K mutant melanoma and Braftovi for the treatment of BRAFV600E mutant colorectal cancer. Prior to joining Array, from February 2010 to September 2014, he was Senior Vice President for Global Clinical Development at Incyte Corporation (Incyte), a pharmaceutical company, where he oversaw clinical development through regulatory approval of Jakafi® for the treatment of myelofibrosis and polycythemia vera. Prior to joining Incyte, Dr. Sandor was Vice President and Chief Medical Officer for oncology at Biogen Idec and, prior to that held positions of increasing responsibility in oncology product development at AstraZeneca, where he played a lead role in the registration of Arimidex® (anastrozole) for adjuvant use and the development of early stage programs through proof-of-concept. Dr. Sandor received his M.D.C.M. from McGill University in Montreal, Canada, and completed his Fellowship in Medical Oncology at the National Institutes of Health in Bethesda, Maryland. He currently serves on the boards of directors of publicly held life sciences companies ADC Therapeutics, Prelude Therapeutics and Kymera Therapeutics. We believe that Dr. Sandor is qualified to serve on our board of directors due to his experience in the field of medicine, clinical drug development and scientific experience and breadth of knowledge about our business.

Information About Our Executive Officers

Bill Lundberg, M.D., age 61, see biography under "Director Biographical Information".

Peter B. Silverman, J.D., age 47, has served the Company since 2014, first as outside counsel, as Chief Operating Officer since January 1, 2023, as Head of Utrecht from April 2020 to January 1, 2023, as General Counsel since February 2018 and our Chief Intellectual Property Officer and Head of US Legal since February 2017. His responsibilities include management of the Company’s operations, including clinical operations, business strategy, non-clinical development and supply, legal and intellectual property, and information technology departments. Prior to joining Merus, Mr. Silverman was a Partner at Kirkland & Ellis LLP, where he represented numerous life sciences companies concerning an array of legal matters and technologies. Mr. Silverman was an associate at Kaye Scholer LLP (now Arnold & Porter Kaye Scholer LLP), and prior to that Mr. Silverman also served as judicial law clerk to U.S. District Court Judge Anne E. Thompson of the District of New Jersey. He holds a J.D. from Fordham University School of Law, graduating magna cum laude and Order of the Coif. He is admitted to practice law in New York. Mr. Silverman also holds a B.A. in biology from the University of Rochester.

Greg Perry, age 64, has served as a non-executive director of our board of directors since May 2016 and Vice Chairperson of our board of directors since August 2018. Since June 2023, Mr. Perry has served as our Chief Financial Officer (CFO). His responsibilities include serving as the Principal Financial Officer, and overseeing the finance and quality functions of our organization. From May 2018 until his retirement in April 2022, Mr. Perry served as the CFO at Finch Therapeutics Group. Mr. Perry served as the Chief Financial and Administrative Officer of Novelion Therapeutics Inc. from November 2016 to December 2017. Prior to Novelion, Mr. Perry was CFO of Aegerion Pharmaceuticals Inc. from July 2015 until its merger with Novelion in November 2016. He has also served as CFO of several additional biotechnology companies, and earlier in his career he held various financial leadership roles within ImmunoGen, Domantis Ltd., Transkaryotic Therapeutics, Honeywell and General Electric. Mr. Perry currently serves on the board of directors of Kala Pharmaceuticals. Mr. Perry received a B.A. in Economics and Political Science from Amherst College.

Fabian Zohren, M.D., Ph.D., age 49, has served as our Chief Medical Officer since July 2024. His responsibilities include leading clinical development at Merus. Dr. Zohren previously served as Chief Medical Officer at lmmunoGen from November 2023 through its acquisition by AbbVie in May 2024, and worked on the transition of ImmunoGen into AbbVie thereafter. Prior to lmmunoGen, Dr. Zohren worked at Pfizer from 2017 until 2023 where he most recently served as Global Clinical Development Leader for prostate cancer and DNA repair, a role which included Xtandi® (enzalutamide) and Talzenna® (talazoparib) with oversight of two clinical programs encompassing >8000 treated patients and 8 global phase 3 registrational studies in prostate and breast cancer. Earlier in his career at Pfizer, he was the Senior Medical Director and Global Clinical Leader for prostate cancer and gynecological malignancies. He joined Pfizer from Millennium Pharmaceuticals/Takeda where he was the Senior Medical Director and Early Clinical Development Leader for their Cell Signaling Franchise since 2012. Dr. Zohren received his Medical Degree and Ph.D. from the University of Dusseldorf and was a research scholar at Baylor College of Medicine in the Center for Cell and Gene Therapy.

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

Insider Trading Policies and Procedures

We have adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers, employees and other covered persons, governing the purchase, sale, and other dispositions of our securities. We believe our Insider Trading Compliance Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Compliance Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Other

The remaining information required by this Item 10 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

3.
Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

	Articles of Association and By-Laws
3.1	Articles of Association of Merus N.V., as amended on July 29, 2024	10-Q	001-37773	3.1	8/1/24

	Instruments Defining the Rights of Security Holders

4.1	Description of Securities	*

Material Contracts – Management Contracts and Compensation Plans

10.1.1	Merus N.V. 2016 Incentive Award Plan Amended and Restated May 7, 2024					*
10.1.2	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20
10.1.3	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16
10.1.4	Employment Agreement, dated January 1, 2023, by and between Merus US, Inc. and Peter Silverman	8-K	001-37773	10.1	1/6/23
10.1.5	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20
10.1.6	Employment Agreement, dated as of June 14, 2023, by and between Merus US, Inc. and Gregory Perry	8-K	001-37773	10.1	6/15/23
10.1.7	Employment Agreement by and between Merus US, Inc. and Fabian Zohren.	8-K	001-37773	10.1	7/1/2024
10.1.8	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20
10.1.9	Consulting Agreement, dated April 15, 2024 between Victor Sandor and Merus US, Inc.	10-Q	001-37773	10.2	5/8/24

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

Material Contracts – Banking and Financing

10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15
10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16
10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16
10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts – Leases

10.3.1	English translation of Lease for Office Space and Other Commercial Space, dated July 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.1	5/9/22
10.3.2	English translation of Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.2	5/9/22

	Material Contracts – Collaboration and License Agreements

10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

10.4.2†††	Contract Research and License Agreement and Addendum between the Registrant and Ono Pharmaceutical Co., Ltd., dated April 8, 2014	10-Q	001-37773	10.3.5	11/2/21
10.4.3†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18
10.4.4††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21

10.4.5†	Collaboration, Option and License Agreement, dated as of March 5, 2024, by and between Merus N.V. and Gilead Sciences, Inc.	10-Q	0001-37773	10.1	5/8/24
10.4.6†	License Agreement by and between Merus N.V. and Partner Therapeutics, Inc. dated November 27, 2024					*

	Other Exhibits
21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16
23.1	Consent of Independent Registered Public Accounting firm					*
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

						*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Compensation Recovery Policy	10-K	001-37773	97.1	2/28/24
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

MERUS N.V.

Date: February 27, 2025	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sven A. Lundberg	President, Chief Executive Officer, Principal Executive Officer and Director	February 27, 2025
Sven (Bill) Ante Lundberg

/s/ Gregory D. Perry	Chief Financial Officer, Principal Financial Officer and Director	February 27, 2025
Gregory D. Perry

/s/ Harry Shuman	Chief Accounting Officer, Principal Accounting Officer	February 27, 2025
Harry Shuman

/s/ Anand Mehra	Chairman of the Board of Directors	February 27, 2025
Anand Mehra

/s/ Len Kanavy	Director	February 27, 2025
Len Kanavy

/s/ Mark T. Iwicki	Director	February 27, 2025
Mark T. Iwicki

/s/ Paolo Pucci	Director	February 27, 2025
Paolo Pucci

/s/ Victor Sandor	Director	February 27, 2025
Victor Sandor

/s/ Maxine Gowen	Director	February 27, 2025
Maxine Gowen

/s/ Jason Haddock	Director	February 27, 2025
Jason Haddock

MERUS N.V.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Merus N.V.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Merus N.V. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity for each of the years in the three-year period ended December 31, 2024 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of distinct performance obligations

As discussed in Note 12 to the consolidated financial statements, the Company entered into a collaboration, option and license agreement with Gilead Sciences, Inc. (“Gilead”). The fixed consideration of $58.4 million was allocated equally between the Program #1 and Program #2 License and Research performance obligations, respectively.

We identified the evaluation of the distinct performance obligations identified by the Company as a critical audit matter. Complex auditor judgment was required in evaluating the terms and conditions in the collaboration, option and license agreement with Gilead to assess the identification of distinct performance obligations.

The following are the primary procedures we performed to address this critical audit matter:

- We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s revenue recognition process, including the identification of distinct performance obligations; and

- We obtained and read the collaboration, option and license agreement with Gilead and evaluated the terms and conditions to assess that the performance obligations within the agreement were identified in accordance with relevant accounting guidance.

/s/ KPMG Accountants N.V.

We have served as the Company’s auditor since 2009.

Amstelveen, the Netherlands
February 27, 2025

MERUS N.V.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$293,294	$204,246
Marketable securities	243,733	150,130
Accounts receivable	1,261	2,429
Prepaid expenses and other current assets	30,784	12,009
Total current assets	569,072	368,814
Marketable securities	187,008	57,312
Property and equipment, net	10,770	12,135
Operating lease right-of-use assets	9,254	11,362
Intangible assets, net	1,679	1,800
Deferred tax assets	1,520	1,199
Other assets	3,390	2,872
Total assets	$782,693	$455,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,164	$4,602
Accrued expenses and other liabilities	43,957	38,482
Income taxes payable	7,317	1,646
Current portion of lease obligation	1,704	1,674
Current portion of deferred revenue	29,934	22,685
Total current liabilities	87,076	69,089
Lease obligation	8,208	10,488
Deferred revenue, net of current portion	39,482	19,574
Total liabilities	134,766	99,151
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 and 67,500,000 shares authorized at December 31, 2024 and 2023, respectively; 68,828,749 and 57,825,879 shares issued and outstanding at December 31, 2024 and 2023, respectively	6,957	5,883
Additional paid-in capital	1,664,822	1,126,054
Accumulated deficit	(968,387)	(753,061)
Accumulated other comprehensive (loss) income	(55,465)	(22,533)
Total shareholders’ equity	647,927	356,343
Total liabilities and shareholders’ equity	$782,693	$455,494

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and except per share data)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$36,133	43,947	41,586
Total revenue	36,133	43,947	41,586
Operating expenses:
Research and development	225,368	140,658	149,424
General and administrative	82,832	59,836	52,200
Total operating expenses	308,200	200,494	201,624

Operating loss	(272,067)	(156,547)	(160,038)
Other income (loss), net:
Interest (expense) income, net	30,789	14,510	2,722
Foreign exchange (losses) gains, net	34,103	(9,710)	26,022
Other (losses) gains, net	—	—	1,059
Total other income (loss), net	64,892	4,800	29,803

Loss before income tax expense	(207,175)	(151,747)	(130,235)
Income tax expense	8,151	3,192	959
Net loss	$(215,326)	$(154,939)	$(131,194)
Other comprehensive income (loss):
Currency translation adjustment	(32,932)	7,915	(21,227)
Comprehensive loss	$(248,258)	$(147,024)	$(152,421)
Net loss per share allocable to common shareholders:
Basic and diluted	$(3.35)	$(3.00)	$(2.92)
Weighted-average common shares outstanding:
Basic and diluted	64,220,765	51,605,444	44,919,084

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,326)	$(154,939)	$(131,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,294	2,325	981
Amortization of intangible assets	177	215	304
Foreign exchange losses (gains)	(38,345)	13,951	(23,528)
Share-based compensation expense	45,834	26,226	24,535
Amortization (accretion) of discount on investments	(4,463)	(5,074)	(407)
Deferred tax benefit	(321)	842	(1,624)
Changes in operating assets and liabilities:
Accounts receivable	1,070	1,726	1,831
Operating lease right-of-use assets and lease obligations	(101)	(84)	815
Prepaid expenses and other current assets	(20,970)	2,648	(7,344)
Accounts payable	(136)	(3,931)	(3,920)
Accrued expenses and other liabilities	13,404	1,615	15,648
Deferred revenue	31,048	(27,727)	(25,996)
Net cash used in operating activities	(185,835)	(142,207)	(149,899)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(410,190)	(235,263)	(219,725)
Proceeds from maturities of marketable securities	191,798	212,225	230,166
Purchases of intangible assets	(163)	—	(52)
Purchases of property and equipment	(1,667)	(3,982)	(7,587)
Net cash provided by (used in) investing activities	(220,222)	(27,020)	2,802
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	(325)	(445)	(214)
Proceeds from issuance of common shares, net	434,863	225,945	57,740
Proceeds from issuance of common shares - Gilead Collaboration	22,613	—	—
Proceeds from share options exercised	36,857	4,586	1,213
Net cash provided by financing activities	494,008	230,086	58,739
Foreign exchange impact on cash, cash equivalents and restricted cash	1,066	(4,284)	(4,952)
Net increase (decrease) in cash, cash equivalents and restricted cash	89,017	56,575	(93,310)
Cash, cash equivalents, and restricted cash, beginning of period	205,014	148,439	241,749
Cash, cash equivalents, and restricted cash, end of period	$294,031	$205,014	$148,439
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$—	$—	$11,493
Income taxes paid	$2,800	$3,103	$—
Non-cash purchases of property, equipment and intangibles	$—	$42	$2,093

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$293,294	$204,246	$147,749
Restricted cash included in other assets	737	768	690
	$294,031	$205,014	$148,439

See notes to consolidated financial statements.

MERUS N.V.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance at December 31, 2021	43,467,052	$4,481	$787,869	$(466,928)	$(9,221)	$316,201
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	2,720,846	258	57,269	—	—	57,527
Exercise of stock options and vesting of restricted stock units	122,691	12	1,201	—	—	1,213
Share-based compensation	—	—	24,535	—	—	24,535
Currency translation adjustment	—	—	—	—	(21,227)	(21,227)
Net loss	—	—	—	(131,194)	—	(131,194)
Balance at December 31, 2022	46,310,589	$4,751	$870,874	$(598,122)	$(30,448)	$247,055
Issuance of common shares in connection with public offerings, net of underwriting discounts and commissions and offering costs	11,113,189	1,093	224,407	—	—	225,500
Exercise of share options and vesting of restricted share units	402,101	39	4,547	—	—	4,586
Share-based compensation	—	—	26,226	—	—	26,226
Currency translation adjustment	—	—	—	—	7,915	7,915
Net loss	—	—	—	(154,939)	—	(154,939)
Balance at December 31, 2023	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common share - Gilead	452,527	45	22,568	—	—	22,613
Issuance of common share in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,682,500	848	433,690	—	—	434,538
Exercise of share options and vesting of restricted share units	1,867,843	181	36,676	—	—	36,857
Share-based compensation	—	—	45,834	—	—	45,834
Currency translation adjustment	—	—	—	—	(32,932)	(32,932)
Net loss	—	—	—	(215,326)	—	(215,326)
Balance at December 31, 2024	68,828,749	$6,957	$1,664,822	$(968,387)	$(55,465)	$647,927

See notes to consolidated financial statements.

MERUS N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Merus N.V. is an oncology company developing innovative antibody therapeutics, headquartered in Utrecht, the Netherlands. Merus US, Inc. is a wholly-owned subsidiary of Merus N.V. located at 139 Main Street, Cambridge, Massachusetts, United States (collectively, the “Company”).

Since inception, the Company has generated an accumulated deficit of $968.4 million as of December 31, 2024. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2024, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

Debt securities that are classified as held-to-maturity are initially recognized and measured at fair value. Subsequent to initial recognition, they are measured at amortized cost. Interest income from these debt securities is included in interest income. Marketable securities are classified as current if their expected maturity is within one year or less of the balance sheet date and non-current if their maturity is beyond one year of the balance sheet date.

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

Evaluation of recoverability is first based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded in 2024, 2023 or 2022.

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

Research and Development Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, the Company recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period as described under Exclusive Licenses above.

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

The WBSO (afdrachtvermindering speur- en ontwikkelingswerk) is a Dutch fiscal facility that provides subsidies to companies, knowledge centers and self-employed people who perform research and development activities (as defined in the WBSO Act). Under this act, a contribution is paid towards the labor costs of employees directly involved in research and development. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $12.8 million, $5.9 million and $9.3 million as a reduction of research and development expenses, respectively.

Share-Based Compensation

The Company measures employee share-based compensation based on the grant date fair value of the share-based compensation award. The Company grants share options at exercise prices equal to the fair value of the Company’s common share on the date of grant, based on observable market prices.

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

Earnings (Loss) per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for the period. Diluted net loss is computed by adjusting net loss based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of ordinary shares outstanding for the period, including potentially dilutive ordinary shares. For the purpose of this calculation, outstanding share options and unvested restricted share units are considered potential dilutive ordinary shares. Since the Company was in a loss position for all periods presented, the basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential ordinary share equivalents outstanding would have been anti-dilutive.

The following securities, presented based on amounts outstanding at each period end, are considered to be ordinary share equivalents, but were not included in the computation of diluted net loss per ordinary share because to do so would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022

Share options	8,512,314	7,649,008	2,773,633
Unvested restricted share units	15,000	20,000	25,000
Total	8,527,314	7,669,008	2,798,633

Segment Information

The Company operates in one reportable segment, which comprises the discovery and development of innovative therapeutics. The Company's chief operating decision maker ("CODM") is Bill Lundberg, CEO. The CODM measures the performance of the segment based on expenses by segment and earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to the segment.

The Company does not consider the impact of certain non-cash operating expenses such as share-based compensation expense, amortization of intangible assets, and depreciation of property, plant, and equipment when evaluating the segment. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.

The reconciliation of segment operating results to Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2024, 2023, and 2022 is as follows:

	For the twelve months ended December 31,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$36,133	$-		$36,133
Less
Research and development Expenses
Petosemtamab - MCLA-158	104,406	-		104,406
Zenocutuzumab - MCLA-128	32,831	-		32,831
MCLA - 129	15,751	-		15,751
Research general	10,079	-		10,079
R&D Employee-Related Expenses - Unallocated	22,664	22,709	(1)	45,373
Other Indirect R&D Expenses - Unallocated	15,824	1,104	(2)	16,928
Total Research and development expenses	201,555	23,813		225,368
General and Administrative expenses
G&A Expenses	38,463	1,357	(2)	39,820
G&A Employee-Related Expenses	19,887	23,125	(1)	43,012
Total General and administrative expenses	58,350	24,482		82,832
Operating loss	(223,772)	(48,295)		(272,067)
Interest Income (Expense)	30,789	-		30,789
Foreign Exchange (losses) gains, net	34,103	-		34,103
Loss before income tax expense	$(158,880)	$(48,295)		$(207,175)

	For the twelve months ended December 31,
	2023
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$43,947	$-		$43,947
Less
Research and development Expenses
Petosemtamab - MCLA-158	31,795	-		31,795
Zenocutuzumab - MCLA-128	28,807	-		28,807
MCLA - 129	18,109	-		18,109
Research general	15,935	-		15,935
R&D Employee-Related Expenses - Unallocated	21,983	11,593	(1)	33,576
Other Indirect R&D Expenses - Unallocated	11,282	1,154	(2)	12,436
Total Research and development expenses	127,911	12,747		140,658
General and Administrative expenses
G&A Expenses	27,951	1,431	(2)	29,382
G&A Employee-Related Expenses	15,821	14,633	(1)	30,454
Total General and administrative expenses	43,772	16,064		59,836
Operating loss	(127,736)	(28,811)		(156,547)
Interest Income (Expense)	14,510	-		14,510
Foreign Exchange (losses) gains, net	(9,710)	-		(9,710)
Loss before income tax expense	$(122,936)	$(28,811)		$(151,747)

	For the twelve months ended December 31,
	2022
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$41,586	$-		$41,586
Less
Research and development Expenses
Petosemtamab - MCLA-158	23,145	-		23,145
Zenocutuzumab - MCLA-128	56,419	-		56,419
MCLA - 129	12,321	-		12,321
Research general	19,052	-		19,052
R&D Employee-Related Expenses - Unallocated	16,447	10,658	(1)	27,105
Other Indirect R&D Expenses - Unallocated	10,251	1,131	(2)	11,382
Total Research and development expenses	137,635	11,789		149,424
General and Administrative expenses
G&A Expenses	23,616	223	(2)	23,839
G&A Employee-Related Expenses	14,484	13,877	(1)	28,361
Total General and administrative expenses	38,100	14,100		52,200
Operating loss	(134,149)	(25,889)		(160,038)
Interest Income (Expense)	2,722	-		2,722
Foreign Exchange (losses) gains, net	26,022	-		26,022
Other (losses) gains, net	1,059	-		1,059
Loss before income tax expense	$(104,346)	$(25,889)		$(130,235)

(1) Reconciling item for non-cash share-based compensation operating expense

(2) Reconciling item for non-cash depreciation and amortization operating expense

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The ASU is effective for the Company for the annual period ending December 31, 2024. The Company adopted and applied the amendments of this ASU to its disclosures.

The Company reviewed the other accounting standards that became effective for the annual period ending December 31, 2024, noting they do not have a material impact on its financial position or results of operations upon adoption.

3. Investments in Debt Securities

Debt securities are classified in the consolidated balance sheet as follows:

	December 31,
	2024	2023
	Balance	Balance
	(in thousands)
Cash equivalents	$13,563	$24,273
Current marketable securities	243,733	150,130
Non-current marketable securities	187,008	57,312
Total	$444,304	$231,715

The following table summarizes debt securities by maturity at December 31, 2024 (in thousands):

Maturity	Amortized Cost
(in thousands)
Within one year	$257,296
After one year through five years	187,008
Total	$444,304

The following table summarizes debt securities by credit-quality indicator:

	Credit Quality Indicator as of December 31, 2024
	AAA	AA- to AA+	A- to A+	Total
	(in thousands)
Money market funds	$13,563	$—	$—	$13,563
Corporate paper and notes	—	84,134	201,806	285,940
U.S. government agency securities	991	81,338	5,141	87,470
U.S. treasuries	—	57,331	—	57,331
Total	$14,554	$222,803	$206,947	$444,304

The credit quality indicator was derived from publicly available ratings published by Moody’s or a comparable credit rating agency, last updated as of December 31, 2024.

The following table summarizes the fair value of debt securities by major security type held at December 31, 2024 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$13,563	$—	$—	$13,563
Corporate paper and notes	285,940	286	(743)	285,483
U.S. government agency securities	87,470	40	(107)	87,403
U.S. treasuries	57,331	14	(187)	57,158
Total	$444,304	$340	$(1,037)	$443,607

The following table summarizes the fair value of debt securities by major security type held at December 31, 2023 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$24,273	$—	$—	$24,273
Corporate paper and notes	146,415	425	(148)	146,692
U.S. government agency securities	39,456	24	(70)	39,410
U.S. treasuries	21,571	18	(19)	21,570
Total	$231,715	$467	$(237)	$231,945

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

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Prepaid research and development expenses	$22,794	$6,872
Prepaid general and administrative costs	2,824	2,058
Interest receivable	3,449	1,552
Other	1,717	1,527
Total	$30,784	$12,009

Restricted cash included in other assets totaled $0.7 million and $0.8 million as of December 31, 2024 and 2023, respectively. The nature of the restriction relates to amounts held as bank guarantees and collateral for a credit card borrowing arrangement.

5. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$8,497	$7,489
Office equipment and furniture	1,944	2,052
Leasehold improvements	9,818	10,293
Construction in progress	—	44
Property and equipment	20,259	19,878
Less: accumulated depreciation and amortization	(9,489)	(7,743)
Property and equipment, net	$10,770	$12,135

Construction in progress relates to certain ongoing development and construction costs related to the office lease the Company entered into with Kadans Science Partner XII B.V. that was entered into during 2022. Additional details for the lease agreement are described in Note 9 Operating Leases. Depreciation expense was $2.3 million, $2.3 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Property and equipment are predominantly located in the Netherlands.

6. Intangible assets, net

Intangible assets, net consists of the following:

	December 31,
	2024	2023
	(in thousands)
Licenses of intellectual property	$3,351	$3,565
Software licenses	328	184
Intangible assets	3,679	3,749
Less: accumulated amortization	(2,000)	(1,949)
Intangible assets, net	$1,679	$1,800

Amortization expense was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Intangible assets are predominantly owned by the Netherlands entity.

Amortization expense over the next five years is expected to be as follows (in thousands):

Year	Expected amortization
(in thousands)
2025	$172
2026	172
2027	172
2028	172
2029	156
Thereafter	835
Total remaining value	$1,679

7. Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued research and development expenses	$30,484	$27,970
Accrued personnel costs	10,514	8,348
Accrued general and administrative expenses	2,856	2,129
Other	103	35
Accrued expenses	$43,957	$38,482

8. Income Taxes

The components of loss from operations before income tax expense are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
United States	$(1,437)	$(6,117)	$(10,437)
Netherlands	(205,738)	(145,630)	(119,798)
Total loss before income taxes	$(207,175)	$(151,747)	$(130,235)

The components of income tax expense (benefit) from continuing operations are as follows:

	December 31,
	2024	2023	2022
	(in thousands)
U.S. federal	$6,336	$1,640	$1,815
U.S. state	2,136	710	768
Total current tax expense	$8,472	$2,350	$2,583

U.S. federal	$(227)	$595	$(1,148)
U.S. state	(94)	247	(476)
Total deferred tax expense (benefit)	$(321)	$842	$(1,624)

Total income tax expense	$8,151	$3,192	$959

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

The parent company is subject to income tax in the Netherlands where a greater proportion of economic activity is attributed. A reconciliation of the Netherlands statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Netherlands statutory income tax rate	25.8%	25.8%	25.8%
Changes in tax rates	—	—	—
Non-deductible expenses	(3.1)	(2.4)	(4.4)
Change in valuation allowance	(26.5)	(24.9)	(22.0)
Other	(0.1)	(0.6)	(0.1)
Effective income tax rate	(3.9)%	(2.1)%	(0.7)%

In 2020 and 2021, Dutch tax authorities enacted new tax rates applicable to future periods which impact the measurement of deferred income taxes. The effect of the change in the valuation allowance each year reflects the increase or decrease in the valuation allowance against deferred tax assets attributable to the Netherlands.

The components of the Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$197,347	$161,966
Deferred revenue	17,909	10,903
Excess interest carryforward	—	84
Lease obligation	2,570	3,160
Accrued expenses and other	1,550	1,238
Total deferred tax assets	219,376	177,351
Deferred tax asset valuation allowance	(215,419)	(173,152)
Total deferred tax assets, net of valuation allowance	$3,957	$4,199

Deferred tax liabilities:
Operating lease right-of-use assets	$2,400	$2,953
Other	37	47
Total deferred tax liabilities	$2,437	$3,000

Net deferred tax asset	$1,520	$1,199

After consideration of all positive and negative evidence, the Company believes that it is more-likely-than-not that our Netherlands deferred tax assets that are not supported by reversing temporary differences will not be realized. As a result, the Company established a valuation allowance of $215.4 million and $173.2 million as of December 31, 2024 and 2023, respectively. The increase in the valuation allowance of $42.3 million and $43.3 million for the years ended December 31, 2024 and 2023, respectively, is primarily attributable to the increase in net operating loss carryforward deferred tax assets for which a full valuation allowance applies. As of December 31, 2024, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits would be credited directly to contributed capital totaled $11.4 million.

As of December 31, 2024, the Company did not have any net operating losses for U.S. federal or state income tax purposes. The Company had net operating loss carryforwards for Dutch income tax purposes of $764.9 million as of December 31, 2024. Under Dutch tax law, net operating loss carryforwards may be used to offset future taxable income in full up to €1.0 million and 50% of taxable income that exceeds €1.0 million. Effective as of January 1, 2022, these losses can be carried forward indefinitely.

As of December 31, 2024, the Company had no unrecognized tax benefits. As of December 31, 2024, the Company had no accrued interest or penalties related to underpayments of income taxes and no amounts have been recognized in the consolidated statements of operations. The Company will recognize interest and penalties related to an underpayment of income taxes in income tax expense.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions as well as in the Netherlands. The statute of limitations for assessment by the Internal Revenue Service (IRS), and Massachusetts tax authorities is closed for tax years prior to 2021. The statute of limitations for assessment by the Netherlands tax authorities is closed for tax years prior to 2019. The Company is not currently under examination by the IRS or any other jurisdictions for any tax years.

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

On July 19, 2019, Merus N.V. entered into a lease agreement with Kadans Science Partner XIII B.V. (“Kadans”) for the Accelerator headquarters. In April 2022, the Accelerator lease between the Company and Kadans commenced. In accordance with the accounting requirements under ASC 842, the right-of-use asset and lease obligation were not recorded until the lease commenced. In December 2022, the Company completed the fit-out construction on approximately 4,957 square meters of office and laboratory space in the premises. The lease provides for a base rent of approximately €1.4 million per annum. The rent amount is subject to adjustment based on the consumer price index (the “CPI”) annually, beginning one year after the lease commencement date, subject to certain limitations if the CPI is greater than 3.0%. The initial term of the lease is ten years with two 5-year renewal options following the initial term, unless earlier terminated by the Company or Kadans, except that the earliest Kadans may terminate the lease is 20 years from the completion date of the premise construction. The Company expects the lease to end as of April 4, 2032. On April 5, 2022, the Company recognized a right-of-use asset of $11.5 million, or €10.5 million, and a lease liability of $12.4 million, or €11.3 million, on the consolidated balance sheets. In connection with signing the lease, the Company received a lease incentive of $0.9 million, or €0.8 million. To measure the lease liability at the commencement date, the Company discounted the outstanding lease payments using an incremental borrowing rate of 4.85%. On April 5, 2024, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI index are included within variable lease costs. There have been no other changes in the Company’s lease arrangements during the twelve months ended December 31, 2024.

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

The components of lease cost recorded in the Company’s consolidated statement of operations and statement of cash flows were as follows:

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$2,080	$2,256
Variable lease cost	235	190
Total lease cost included in operating expenses	$2,315	$2,446

Cash paid to lessors included in operating cash outflows	$2,176	$2,367

The Company’s non-lease cost and other costs paid to the lessor are primarily related to services provided by the lessor in operating the premises that includes fees, operating costs, taxes and insurance related to the leased premises.

Maturities of the Company’s operating lease obligations as of December 31, 2024 were as follows (in thousands):

Year	Operating Leases
(in thousands)
2025	$2,131
2026	$1,692
2027	$1,469
2028	$1,469
2029	$1,469
Thereafter	$3,326
Total lease payments	$11,556
Less: amount representing interest	$(1,644)
Total lease obligations	$9,912

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining operating lease term (in years)	6.6	7.6
Weighted-average discount rate for operating leases	4.8%	4.8%

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

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, clinical sites and customers. Under these provisions, the Company may indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities, such as gross negligence, willful misconduct or at times, other activities. These indemnification provisions may survive termination of the underlying agreements. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions may be unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal. Accordingly, the Company did not have any liabilities recorded for these obligations as of December 31, 2024.

Litigation

From time to time, the Company may be involved in various claims and legal proceedings relating to or arising out of the Company’s operations. The Company is not currently a party to any material legal proceedings.

On August 5, 2024, the Company filed a complaint in the United States District Court of Delaware against Xencor, Inc. ("Xencor") alleging Xencor is infringing the Company's U.S. Patent Numbers (Nos.) 9,944,965 and 9,358,268, and 11,926,859, related to Xencor's manufacture, use, offer for sale, sale, and/or importation of certain antibodies and antibody technologies and methods in and/or into the United States. The Company is the plaintiff and Xencor is the defendant. As a result of Xencor’s acts, the Company has alleged that the Company has suffered and continues to suffer damages, is entitled to recover from Xencor damages sustained as a result of Xencor's wrongful and infringing acts, and the Company has and will continue to suffer, irreparable harm for which there is no remedy at law. Accordingly, the Company seeks, among other things, damages, equitable remedies, and an award of attorneys' fees. On October 10, 2024, Xencor filed a motion to dismiss under Federal Rule of Civil Procedure 12(b)(6), which Merus responded to via an answering brief in opposition on October 31, 2024, and to which Xencor replied on November 14, 2024, with further submissions by the parties and proceedings to follow.

On February 11, 2025, Xencor filed two petitions for inter partes review before the Patent Technical Appeal Board of U.S. Patent Nos. 9,358,268 and 11,926,859, challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. The Company may file a preliminary response to the petition within three months of the date of the petition.

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

11. Shareholders’ Equity

Each share of common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are entitled to dividends when and if declared by the board of directors.

Share Issuances

In May 2021, the Company entered into an Open Market Sale Agreement (the “2021 Sales Agreement”) with Jefferies LLC (“Jefferies”) to sell from time to time up to $125.0 million of the Company’s common share through an “at the market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2021 Sales Agreement, Jefferies could sell the common share by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of shares sold under the 2021 Sales Agreement. In connection with the sale of the common shares on our behalf, Jefferies was deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies was deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

As of December 31, 2022, the Company, pursuant to the 2021 Sales Agreement, had issued and sold an aggregate of 2,720,846 shares of its common share resulting in gross proceeds of $59.5 million, before deducting sales agent fees of $1.7 million.

During the year ended December 31, 2023, the Company sold 3,272,280 shares of its common share under the 2021 Sales Agreement for gross proceeds of approximately $65.5 million and net proceeds of approximately $63.8 million, after deducting sales agent fees. Having sold approximately $124.9 million of the $125.0 million available under the 2021 Sales Agreement, on May 22, 2023, the Company delivered written notice to Jefferies, effective as of such date, to terminate the 2021 Sales Agreement. The Company was not subject to any termination penalties related to the termination of the 2021 Sales Agreement.

On August 9, 2023, the Company entered into an underwriting agreement (the “2023 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Guggenheim Securities, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein (collectively, the “2023 Underwriters”), in connection with the issuance and sale by the Company in a public offering of 6,818,182 common shares of the Company, nominal value €0.09 per share, at a public offering price of $22.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-255903), which became effective upon filing on May 7, 2021, and a prospectus supplement thereunder. Under the terms of the 2023 Underwriting Agreement, the Company also granted the 2023 Underwriters an option exercisable for 30 days to purchase up to an additional 1,022,727 common shares at the public offering price, less underwriting discounts and commissions. On August 10, 2023, the 2023 Underwriters exercised this option in full. The offering closed on August 14, 2023, and the Company received net proceeds of $162.2 million, after deducting underwriting discounts and fees.

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

Jefferies is entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through December 31, 2024.

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

12. Collaborations

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

The fixed consideration was allocated equally between the Program #1 and Program #2 License and Research performance obligations, respectively. The equal allocation of the fixed consideration was based on the estimated standalone selling price of each performance obligation as each was materially the same.

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

As of December 31, 2024, research activities have commenced, but no milestones have been achieved. The Company received the $56.0 million upfront payment from Gilead in April 2024.

Partner Therapeutics

On November 27, 2024, the Company entered into a license agreement (the "Partner Therapeutics License Agreement") with Partner Therapeutics, Inc. ("PTx"). Under the terms of the Partner Therapeutics License Agreement, the Company granted to PTx (i) an exclusive, sublicenseable, royalty-bearing license under certain patent rights and know-how to (a) exploit zenocutuzumab for the treatment of NRG1+ cancer in the United States and (b) develop, manufacture and commercialize companion diagnostic tests with respect to zenocutuzumab for the treatment of NRG1+ cancer in the United States and (ii) a limited, non-exclusive, non-sublicenseable, royalty-bearing license under certain patent rights and know-how to commercialize zenocutuzumab for the treatment of NRG1+ cancer outside of the United States solely in connection with a named patient program until the Company files for any regulatory approval for zenocutuzumab in any country outside the United States. The Company retains all rights not granted to PTx. PTx granted to the Company an exclusive, fully paid, royalty-free, perpetual and irrevocable license, with the right to grant sublicenses, to certain intellectual property of PTx to exploit zenocutuzumab for (1) the treatment of NRG1+ cancer in a country outside of the United States and (2) for any other uses of zenocutuzumab in any other territory. If after three years after the launch of zenocutuzumab in the United States, PTx does not to achieve certain specified annual net sales targets, the Company and PTx will work in good faith to develop a plan to improve net sales. If in the subsequent year PTx does not achieve the specified annual net sales target, the Company has the right to terminate the PTx License Agreement, with all rights reverting to Company.

In exchange for the rights granted under the Partner Therapeutics License Agreement, PTx has agreed to pay an upfront, non-refundable payment, agreed to fund the development, manufacturing and clinical trial expenses for zenocutuzumab and certain companion diagnostic products (other than a portion of the expenses associated with securing or maintaining approval from the United States Food and Drug Administration) and the Company is eligible to receive up to $130.0 million in commercialization milestone payments based on annual net sales of zenocutuzumab. The Company is also eligible to receive tiered royalties based on the level of aggregate annual net sales ranging from high single digits to low twenties until the royalty term expires. PTx also has the option to purchase existing quantities of zenocutuzumab from the Company at a specified cost-plus rate.

The initial term of the arrangement is the period from the first commercial sale until the latest of the following to occur: a) the expiration of the last-to-expire valid claim covering zenocutuzumab (b) the launch of a biosimilar; or (c) twelve (12) years after the date of the first commercial sale of zenocutuzumab. PTx holds termination for convenience rights and must give 9 months’ notice to exercise those rights and may only exercise those rights following the second anniversary of the first commercial sale of zenocutuzumab. The Company may terminate the Partner Therapeutics License Agreement if PTx fails to achieve a specified annual net sales target in the fourth calendar year after first commercial sale. The Company determined that, at the inception of the contract, there are enforceable rights and obligations throughout the term of the contract. The term of the contract is estimated to be 12 years.

The transaction price at inception was comprised of fixed consideration of the immaterial upfront non-refundable payment. The upfront non-refundable consideration is not material to the contract or the Company as a whole.

As of December 31, 2024, no milestones have been achieved, no royalties have been earned, and no sales of existing zenocutuzumab have occurred.

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

As of December 31, 2024, research activities were on-going and no milestones have been achieved to date.

Incyte

In December 2016, pending regulatory clearance, Incyte Corporation (“Incyte”) agreed to pay the Company a $120.0 million, non-refundable upfront payment, and purchased 3.2 million common shares at a stated price per share of $25.00, for an aggregate purchase price of $80.0 million. In exchange, the Company granted Incyte with a license to certain of its intellectual property and committed to collaborate with Incyte to research, discover and develop monospecific or bispecific antibodies utilizing the Company’s proprietary bispecific technology platform. The collaboration is managed by a joint steering committee in which both parties are represented and is tasked with overseeing the activities which significantly contributes to the collaboration. The collaboration may encompass up to nine product candidates that result from the Company’s application of its proprietary Biclonics® technology platform. During the course of the initial research term, Merus proposes product candidates to Incyte, which evaluates whether to designate proposed product candidates from the Company to make a selection for further research. Proposed product candidates begin at a pre-clinical stage of development. Incyte has certain rights to replace product candidates, including the right to substitute a product candidate after initial selection. The Company would be entitled to future consideration in the form of cost reimbursements for research services, development milestones, commercialization milestones and royalties related to the programs under the arrangement.

At inception of the collaboration, two potential bispecific product candidates were under preliminary evaluation. After further research, a lead candidate was ultimately selected for the first product candidate, designated MCLA-145, and the other potential product candidate was not pursued. For the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties agreed to conduct and share equally the costs of mutually agreed global development activities and to be solely responsible for independent development activities in each party’s respective territories. For all other programs under the arrangement to be selected by Incyte, Incyte will be responsible for all research, development and commercialization costs. The Company may elect to co-fund the development of certain of the other programs in the future, in which case costs and benefits would be shared. The Company has not elected to co-fund any programs to date.

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

In January 2022, the Company announced that Incyte elected to opt-out of its ex-U.S. development of MCLA-145, from the parties joint collaboration agreement executed in 2017. At inception of the collaboration, for the designated product candidate (MCLA-145), the Company retained the exclusive right to develop and commercialize products and product candidates in the United States, while Incyte obtained the exclusive right to develop and commercialize products and product candidates arising from such program outside the United States. For MCLA-145, the parties conducted and shared equally the costs of mutually agreed global development activities. Incyte’s opt-out of ex-U.S. rights to MCLA-145 provides the Company the exclusive right to develop and commercialize potential MCLA-145 products globally. Under the collaboration, Incyte continued to support the program for a limited time while ex-U.S. activities were transitioned to the Company, and Incyte will retain a right to a residual royalty of up to 4% on sales of future commercialization of MCLA-145, if approved. The Company has ceased clinical development of MCLA-145, and is seeking a collaboration to continue its potential development.

During the year ended December 31, 2024, the Company recognized a $1.0 million milestone from Incyte related to candidate nomination. There were no additional development or commercialization milestones recognized during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recognized a total of $6.0 million in development milestones. During the year ended December 31, 2022, the Company recognized a total of $1.0 million in development milestones.

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

During the year ended December 31, 2024 the Company achieved a $2.0 million development milestone from Ono for the filing of an Investigational Drug Application, or equivalent, for an asset arising under this agreement. There were no development milestones achieved in the year ended December 31, 2023. The Company achieved a €1.0 million (approximately $1.0 million) development milestone in the year ended December 31, 2022.

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

To date, both the Company and Betta have achieved a development milestone both valued at $2.0 million. The amounts were recognized as milestone revenue of $2.0 million and research and development cost of $2.0 million in the Company’s statement of operations for the year ended December 31, 2020. No milestones were achieved during the years ended December 31, 2024, 2023, and 2022, respectively.

Contract Assets, Liabilities, Revenues and Expenses

The following tables provide amounts by year indicated and by line item included in the Company's accompanying consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Third Party
	(in thousands)
	Incyte	Lilly	Gilead	PTx	Other	Total
Contract assets
Accounts receivable
Balance at January 1, 2024	$—	$—	$—	$—	$—	$—
Billings	6,214	2,011	55,999	—	2,211	$66,435
Cash receipts	(6,214)	(2,011)	(55,999)	—	(2,211)	$(66,435)
Adjustments	—	—	—	—	—	$—
Foreign exchange	—	—	—	—	—	$—
Balance at December 31, 2024	$-	$-	$-	$-	$-	$-

Unbilled receivables
Balance at January 1, 2024	$1,397	$839	$—	$—	$193	$2,429
Accrued receivables	5,414	753	56,045	400	2,197	$64,809
Billings	(6,214)	(1,514)	(56,045)	—	(2,197)	$(65,970)
Adjustments	—	—	—	—	—	$—
Foreign exchange	—	—	—	—	(7)	$(7)
Balance at December 31, 2024	$597	$78	$-	$400	$186	$1,261

Contract liabilities
Deferred revenue
Balance at January 1, 2024	$36,325	$5,934	$—	$—	$—	$42,259
Addition to Deferred revenue	—	—	58,387	400	—	$58,787
Revenue recognized in the period	(17,247)	(5,692)	(4,800)	—	—	$(27,739)
Foreign exchange	(1,480)	(76)	(2,335)	—	—	$(3,891)
Balance at December 31, 2024	$17,598	$166	$51,252	$400	$-	$69,416
Less: current portion	(16,555)	(166)	(12,813)	(400)	—	(29,934)
Non-current balance at December 31, 2024	$1,043	$-	$38,439	$-	$-	$39,482

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

	For the Year Ended December 31, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Other	Total
Collaboration Revenue
Upfront payments	$17,247	$5,692	$4,800	$—	$—	$27,739
Reimbursement revenue	4,412	775	—	—	—	$5,187
Milestones	1,000	—	—	—	2,197	$3,197
Other	—	—	—	—	10	$10
Total collaboration revenue	22,659	6,467	4,800	—	2,207	36,133
Operating expenses:
Research and development expense	$—	$—	$—	$—	$—	$—
General and administrative expense	—	—	—	—	—	$—
Total operating expenses from collaborations	—	—	—	—	—	—

Revenue recognized that was included in deferred revenue at the beginning of the period	$17,247	$5,692	$4,800	$—	$—	$27,739

	For the Year Ended December 31, 2023
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Other	Total
Collaboration Revenue
Upfront payments	$17,230	$10,528	$—	$—	$—	$27,758
Reimbursement revenue	5,814	4,339	—	—	—	$10,153
Milestones	5,980	—	—	—	—	$5,980
Other	—	—	—	—	56	$56
Total collaboration revenue	29,024	14,867	—	—	56	43,947
Operating expenses:
Research and development expense	$24	$—	$—	$—	$—	$24
General and administrative expense	—	—	—	—	—	$—
Total operating expenses from collaborations	24	—	—	—	—	24

Revenue recognized that was included in deferred revenue at the beginning of the period	$17,230	$10,528	$—	$—	$—	$27,758

	For the Year Ended December 31, 2022
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Other	Total
Collaboration Revenue
Upfront payments	$16,776	$10,281	$—	$—	$222	$27,279
Reimbursement revenue	8,602	3,634	—	—	—	$12,236
Milestones	1,000	—	—	—	1,021	$2,021
Other	—	—	—	—	50	$50
Total collaboration revenue	26,378	13,915	—	—	1,293	41,586
Operating expenses:
Research and development expense	$752	$—	$—	$—	$—	$752
General and administrative expense	—	—	—	—	—	$—
Total operating expenses from collaborations	752	—	—	—	—	752

Revenue recognized that was included in deferred revenue at the beginning of the period	$16,776	$10,048	$—	$—	$222	$27,046

13. Employee Benefit Plans

Share-Based Compensation

2016 Plan

In 2016, the Company established the 2016 Incentive Award Plan (the “2016 Plan”). All incentive award grants since 2016 are being made under the 2016 Plan. At the Company’s annual general meeting of shareholders held on May 7, 2024, the shareholders of the Company approved an amendment and restatement of the 2016 Plan that extended the term of the 2016 Plan to December 31, 2031 and extended the annual “evergreen” feature from and including January 1, 2026 to January 1, 2029.

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

The number of common shares authorized for issuance for future grants under the 2016 Plan as of January 1, 2025 totaled 2,826,050.

Share-Based Compensation Expense

Share-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$22,709	$11,593	$10,658
General and administrative	23,125	14,633	13,877
Total	$45,834	$26,226	$24,535

As of December 31, 2024, share-based compensation expense related to unvested shares was $48.1 million. These shares are expected to vest and related costs are expected to be recognized over a weighted average remaining vesting period of 1.3 years.

Share Option Valuation

The Company uses the Black-Scholes option-pricing model to measure the fair value of share option awards. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.4%	3.6%	2.0%
Contractual life of options (years)	10.0	10.0	10.0
Expected term of options (years)	6.2	6.2	6.3
Expected volatility of underlying shares	67.6%	68.3%	75.5%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. Prior to April 1, 2022, the Company determined the expected volatility using a blended approach encompassing its historical experience and the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. From April 1, 2022 onward, the expected volatility is based on the annualized daily historical volatility of the Company's share price for a time period consistent with the expected term of each grant. A simplified method using a weighted-average mid-point between an award’s vesting date and expiry is used to estimate the expected life of options in all periods presented as a sufficient history of participant exercise behavior is not readily observable. The Company has applied an expected dividend yield of 0.0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options.

Share Option Activity

The following is a summary of share option activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding at January 1, 2024	7,649,008	$19.99
Granted	3,293,355	39.85
Exercised	(1,864,843)	19.76
Forfeited or expired	(565,206)	28.34
Outstanding at December 31, 2024	8,512,314	$27.16	7.5	$134,016
Exercisable at December 31, 2024	3,853,456	$20.35	6.2	$83,825

	Year Ended December 31,
	2024	2023
Weighted-average fair value of options granted	$25.80	$11.70

Contingent Share Option Awards

On February 1, 2024, the Board of Directors approved the grant of share options to purchase an aggregate of 2,446,045 common shares, at an exercise price of $36.09 per share, to employees as the annual grant for 2024. These share option grants were approved subject to the Company’s shareholders approving an amendment to the Company’s articles of association to increase the authorized share capital (the “Shareholder Approval Condition”), provided that such options would be forfeited if the Shareholder Approval Condition was not satisfied by January 1, 2025. On May 7, 2024, the shareholders approved the amendment to the Company’s articles of association, including the requisite increase in the authorized share capital satisfying the Shareholder Approval Condition. The grant-date fair value of these options is based on the Black-Scholes valuation model, using the fair market value of a common share on the date the Shareholder Approval Condition was satisfied. Share-based compensation expense for these options was recorded beginning in the second quarter of 2024.

RSU Activity

The following is a summary of RSU activity for the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant-date Fair Value
Non-vested at January 1, 2024	20,000	$21.20
Granted	—	—
Vested	(3,000)	21.20
Forfeited	(2,000)	21.20
Non-vested at December 31, 2024	15,000	$21.20

Intrinsic Value of Share Options Exercised and Vested RSUs

	Year Ended December 31,
	(In thousands)
	2024	2023
Total fair value of RSUs vested	$163	$238
Aggregate intrinsic value of options exercised	57,710	3,937

Post-Employment Benefit Plan

The Company has established a post-employment benefit plan for employees of the Netherlands that entitles executive officers and other staff members to retire at the age of 67 and receive annual payments based upon the average salary earned during the service period. The Company has insured the benefit liabilities through purchased non-participating annuities from an insurance company and has no other obligation other than to pay the annual insurance premiums to the insurance company. After purchasing the insurance, the

Company has no further obligation (legal or constructive) to pay further amounts if the insurance fund has insufficient assets to pay all employee benefits relating to current and prior service. Contributions to purchase non-participating annuities are expensed as incurred as service costs. Company contributions to the post-employment benefit plan totaled $2.6 million, $2.8 million, and $2.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all U.S. employees, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) Plan totaled $0.4 million, $0.2 million, and $0.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

14. Loss per Share

The two-class method was not applied for the years ended December 31, 2024, 2023 and 2022 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common shareholders are computed as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands except per share data)
Net loss	$(215,326)	$(154,939)	$(131,194)
Weighted average shares outstanding	64,220,765	51,605,444	44,919,084
Basic and diluted loss per share allocable to common shareholders	$(3.35)	$(3.00)	$(2.92)

15. Subsequent Events

In January 2025, the Company entered into a research collaboration and license agreement with Biohaven Ltd ("Biohaven") to co-develop three novel bispecific antibody drug conjugates (ADCs), leveraging Merus’ Biclonics® technology platform, and Biohaven’s ADC conjugation and payload platform technologies.

Under the terms of the agreement, Biohaven is responsible for the preclinical ADC generation of three Merus bispecific antibodies under mutually agreed research plans. The agreement includes two Merus bispecific programs previously generated using the Biclonics® platform, and one program under preclinical research by Merus. Each program is subject to mutual agreement for advancement to further development, with the parties then sharing subsequent external development costs and commercialization, if advanced. Merus received an upfront payment of $5.0 million in the form of Biohaven shares pursuant to a private placement agreement, and is eligible to receive a license fee at ADC candidate nomination of the first program of $5.0 million, with Merus to assume the preclinical bispecific antibody generation cost of the third program, and Biohaven to assume the preclinical ADC generation cost for each of the three preclinical; programs. Thereafter, upon mutual agreement to advance each program, the parties plan to share further development and commercialization costs. The Company is in progressing of assessing the accounting implications of the Biohaven collaboration.