Form 10-K/A
period 2024-12-31
Merus N.V.
filed 2025-04-07
CIK 1651311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File
Number 001-37773

MERUS N.V.
(Exact name of Registrant as specified in its Charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Uppsalalaan 17 3584 CT Utrecht The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+31 30 253 8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares , nominal value €0.09 per share	MRUS	The Nasdaq Stock Market LLC (Nasdaq Global Market)
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
Auditor Firm ID 1012 Auditor Name: KPMG Accountants N.V. Auditor Location: Amstelveen, The Netherlands

EXPLANATORY NOTE
Merus N.V. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to amend our Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “Original Form
10-K”),
solely to include the Company’s Insider Trading Compliance Policy as Exhibit 19.1, which was inadvertently omitted from the Original Form
10-K.
In accordance with Rule
12b-15
of the Securities Exchange Act of 1934, as amended, this Amendment includes updated certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. Because no financial statements have been included in this Amendment and this Form
10-K/A
does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as otherwise expressly noted herein, this Amendment does not modify or update in any way the Original Form
10-K,
nor does it reflect events occurring after the filing of the Original Form
10-K.
Accordingly, this Amendment should be read in conjunction with the Original Form
10-K.

PART IV
Item 15. Exhibits, and Financial Statement Schedules.
(a)
1. Financial Statements.
No financial statements are filed with this Amendment. These items were included as part of the Original Form
10-K.
2. Financial Statements and Schedules.
All financial statement schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3. Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form
10-K.

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished
	Articles of Association and By-Laws

3.1	Articles of Association of Merus N.V., as amended on July 29, 2024	10-Q	001-37773	3.1	8/1/24

	Instruments Defining the Rights of Security Holders

4.1	Description of Securities	10-K	001-37773	4.1	2/27/2025

	Material Contracts - Management Contracts and Compensation Plans

10.1.1	Merus N.V. 2016 Incentive Award Plan Amended and Restated May 7, 2024	10-K	001-37773	10.1.1	2/27/2025

10.1.2	Merus N.V. Non-Executive Director Compensation Program	10-Q	001-37773	10.1	8/6/20

10.1.3	Form of Board of Directors Indemnification Agreement	F-1/A	333-207490	10.4	5/9/16

10.1.4	Employment Agreement, dated January 1, 2023, by and between Merus US, Inc. and Peter Silverman	8-K	001-37773	10.1	1/6/23

10.1.5	Employment Agreement, dated January 1, 2019, by and among Merus US, Inc., the Registrant and Sven A. Lundberg	10-K	001-37773	10.1.13	3/16/20

10.1.6	Employment Agreement, dated as of June 14, 2023, by and between Merus US, Inc. and Gregory Perry	8-K	001-37773	10.1	6/15/23

10.1.7	Employment Agreement by and between Merus US, Inc. and Fabian Zohren.	8-K	001-37773	10.1	7/1/2024

10.1.8	Employment Agreement, dated July 2, 2020, by and among Merus US, Inc., the Registrant and Andrew Joe	10-Q	001-37773	10.4	8/6/20

10.1.9	Consulting Agreement, dated April 15, 2024 between Victor Sandor and Merus US, Inc.	10-Q	001-37773	10.2	5/8/24

	Material Contracts - Banking and Financing

10.2.1	English language translation of Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A., dated December 29, 2005	F-1	333-207490	10.8	10/19/15

			Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished

10.2.2	English language translation of letter amendment, dated October 21, 2015, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9	1/21/16

10.2.3	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.1	5/9/16

10.2.4	English language translation of letter amendment, dated March 15, 2016, to Loan Agreement between the Registrant and Coöperatieve Rabobank Utrechtse Heuvelrug U.A.	F-1/A	333-207490	10.9.2	5/9/16

	Material Contracts - Leases

10.3.1	English translation of Lease for Office Space and Other Commercial Space, dated July 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.1	5/9/22

10.3.2	English translation of Addendum a, dated April 11, 2022, to Lease for Office Space and Other Commercial Space, dated July 19, 2019, by and between Kadans Science Partner XIII B.V. and Merus N.V.	10-Q	001-37773	10.2	5/9/22

	Material Contracts - Collaboration and License Agreements

10.4.1†	Collaboration and License Agreement, dated December 20, 2016, by and between the Registrant and Incyte Corporation	20-F	001-37773	4.12	4/28/17

10.4.2†††	Contract Research and License Agreement and Addendum between the Registrant and Ono Pharmaceutical Co., Ltd., dated April 8, 2014	10-Q	001-37773	10.3.5	11/2/21

10.4.3†	Contract Research and License Agreement by and between the Registrant and Ono Pharmaceutical Co., Ltd., dated March 14, 2018	20-F	001-37773	4.19	4/30/18

10.4.4††	Collaboration and License Agreement, dated January 18, 2021, by and between the Registrant and Eli Lilly and Company	10-K	001-37773	10.4.5	3/16/21

10.4.5†	Collaboration, Option and License Agreement, dated as of March 5, 2024, by and between Merus N.V. and Gilead Sciences, Inc.	10-Q	0001-37773	10.1	5/8/24

10.4.6†	License Agreement by and between Merus N.V. and Partner Therapeutics, Inc. dated November 27, 2024	10-K	001-37773	10.4.6	2/27/2025

	Other Exhibits

19.1	Insider Trading Compliance Policy					*

21.1	List of Subsidiaries	F-1/A	333-207490	21.1	4/8/16

23.1	Consent of Independent Registered Public Accounting firm	10-K	001-37773	23.1	2/27/2025

31.1	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37773	31.1	2/27/2025

31.2	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-37773	31.2	2/27/2025

31.3	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed / Furnished

31.4	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-37773	32.1	2/27/2025

97.1	Compensation Recovery Policy	10-K	001-37773	97.1	2/28/24

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					*

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

MERUS N.V.

Date: April 7, 2025	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President, Chief Executive Officer and
Principal Executive Officer