Form 10-Q
period 2025-03-31
Merus N.V.
filed 2025-05-07
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 69,213,576 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the planned announcement of data from our clinical trials and related timing, the timing of and our ability to obtain and maintain regulatory approvals, the potential impact any of economic conditions and the global geopolitical landscape, including global instability due to the ongoing conflicts in Europe and the Middle East on our business and operations, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations and licenses, and related timelines, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

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
•
We have a limited operating history, have limited experience with registrational clinical trials, and a single approved product for commercial sale through an exclusive licensee, which may make it difficult for you to evaluate our current business and predict our future success and viability.
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
•
The clinical trial and regulatory approval processes are lengthy, time consuming, require compliance with extensive regulations and consistent with appropriate quality, and are inherently unpredictable, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates or for our product approved under accelerated approval, we or our licensee may be unable to meet the requirements for full approval, including potential verification and description of clinical benefit in confirmatory trial(s).

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
•
We have never commercialized an antibody candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our products on our own or together with our exclusive licensee Partner Therapeutics Inc., or PTx for the commercialization of BIZENGRI® in the United States in the field of NRG1 fusion cancer.
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
•
Our existing collaboration and license agreements are important to our business and potential future collaborations and licenses may also be important to us, and if we are unable to maintain any of these collaborations and licenses or execute new collaborations or licenses, or if these arrangements are not successful, our business could be adversely affected.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$197,199	$293,294
Marketable securities	261,126	243,733
Accounts receivable	14,203	1,261
Prepaid expenses and other current assets	49,744	30,784
Total current assets	522,272	569,072
Marketable securities	179,886	187,008
Property and equipment, net	10,937	10,770
Operating lease right-of-use assets	9,199	9,254
Intangible assets, net	1,703	1,679
Equity Investment	3,449	—
Deferred tax assets	364	1,520
Other assets	3,112	3,390
Total assets	$730,922	$782,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,984	$4,164
Accrued expenses and other liabilities	42,799	43,957
Income taxes payable	8,015	7,317
Current portion of lease obligation	1,772	1,704
Current portion of deferred revenue	27,560	29,934
Total current liabilities	89,130	87,076
Lease obligation	8,084	8,208
Deferred revenue, net of current portion	37,589	39,482
Total liabilities	134,803	134,766
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 shares authorized at March 31, 2025 and December 31, 2024; 69,175,766 and 68,828,749 shares issued and outstanding as at March 31, 2025 and December 31, 2024, respectively	6,990	6,957
Additional paid-in capital	1,686,350	1,664,822
Accumulated other comprehensive income	(32,360)	(55,465)
Accumulated deficit	(1,064,861)	(968,387)
Total shareholders’ equity	596,119	647,927
Total liabilities and shareholders’ equity	$730,922	$782,693

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Commercial material revenue	$13,331	$—
Collaboration revenue	13,148	7,889
Royalty revenue	9	—
Total revenue	26,488	7,889
Operating expenses:
Research and development	80,116	38,584
General and administrative	22,112	16,114
Total operating expenses	102,228	54,698
Operating loss	(75,740)	(46,809)
Other income, net:
Interest income, net	7,203	4,917
Foreign exchange gains (loss)	(24,316)	8,534
Other expense	(1,766)	—
Total other income (loss), net	(18,879)	13,451

Net loss before income taxes	(94,619)	(33,358)
Income tax expense	1,855	1,098
Net loss	$(96,474)	$(34,456)
Other comprehensive loss:
Currency translation adjustment	23,105	(7,388)
Comprehensive loss	$(73,369)	$(41,844)
Net loss per share attributable to common shareholders: Basic and diluted	$(1.40)	$(0.59)
Weighted-average common shares outstanding: Basic and diluted	69,017,576	58,085,416

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,474)	$(34,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	537	561
Amortization of intangible assets	44	46
Foreign exchange losses (gains)	22,350	(8,616)
Share-based compensation expense	14,818	4,793
Amortization (accretion) of discount on investments	(1,485)	(1,149)
Deferred tax expense (benefit)	1,156	923
Non-cash customer consideration	(3,356)	—
Changes in operating assets and liabilities:
Accounts receivable	(12,544)	(56,594)
Operating lease right-of-use assets and lease obligations	(26)	(23)
Prepaid expenses and other current assets	(16,955)	(2,009)
Accounts payable	4,427	3,039
Accrued expenses and other liabilities	(2,032)	(4,226)
Deferred revenue	(6,921)	53,323
Net cash used in operating activities	(96,461)	(44,388)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(77,799)	(58,825)
Proceeds from maturities of marketable securities	69,255	46,809
Purchases of property and equipment	(171)	(63)
Net cash provided by (used in) investing activities	(8,715)	(12,079)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from share issuance - Gilead Collaboration	—	22,613
Proceeds from share options exercised	6,743	7,543
Net cash provided by financing activities	6,743	30,156
Foreign exchange impact on cash, cash equivalents and restricted cash	2,298	222
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,135)	(26,089)
Cash, cash equivalents, and restricted cash, beginning of period	294,031	205,014
Cash, cash equivalents, and restricted cash, end of period	$197,896	$178,925
SUPPLEMENTAL DISCLOSURES:
Non-cash purchases of property, equipment and intangibles	$102	$1
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$197,199	$178,168
Restricted cash included in non-current other assets	697	757
	$197,896	$178,925

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common shares - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448

Balance at January 1, 2025	68,828,749	$6,957	$1,664,822	$(968,387)	$(55,465)	$647,927
Exercise of share options and vesting of restricted share units	347,017	33	6,710	—	—	6,743
Share-based compensation	—	—	14,818	—	—	14,818
Currency translation adjustment	—	—	—	—	23,105	23,105
Net loss	—	—	—	(96,474)	—	(96,474)
Balance at March 31, 2025	69,175,766	$6,990	$1,686,350	$(1,064,861)	$(32,360)	$596,119

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Overview

Merus N.V. is a clinical-stage oncology company developing innovative antibody therapeutics, headquartered in Utrecht, the Netherlands. Merus US, Inc. is a wholly-owned subsidiary of Merus N.V. located at 139 Main Street, Cambridge, Massachusetts, United States (collectively, "Merus" or the “Company”).

Since inception, the Company has generated an accumulated deficit of $1,064.9 million as of March 31, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2025 and 2024 are referred to as the first quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The unaudited condensed consolidated financial statements presented herein do not contain the required disclosures under U.S. GAAP for annual financial statements. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and related notes as of and for the year ended December 31, 2024, included in the Annual Report on Form 10-K.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2025, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Segment Information

The Company operates in one reportable segment, which comprises the discovery and development of innovative therapeutics. The Company's chief operating decision maker ("CODM") is Sven (Bill) Lundberg, Chief Executive Officer (CEO). The CODM measures the performance of the segment based on expenses by segment and earnings from operations. The CODM uses these results, in part, to evaluate the performance of, and to allocate resources to the segment.

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

The reconciliation of segment operating results to the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024 is as follows:

	For the three months ended March 31,
	2025
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Commercial material revenue	$13,331	$-		$13,331
Collaboration revenue	13,148	-		$13,148
Royalty revenue	9	-		$9
Total Revenue	26,488	-		26,488
Less
Research and development Expenses
Petosemtamab - MCLA-158	48,827	-		48,827
Zenocutuzumab - MCLA-128	7,571	-		7,571
MCLA - 129	848	-		848
Research general	2,412	-		2,412
R&D Employee-Related Expenses - Unallocated	4,733	7,099	(1)	11,832
Other Indirect R&D Expenses - Unallocated	8,362	264	(2)	8,626
Total Research and development expenses	72,753	7,363		80,116
General and Administrative expenses
G&A Expenses	8,619	317	(2)	8,936
G&A Employee-Related Expenses	5,457	7,719	(1)	13,176
Total General and administrative expenses	14,076	8,036		22,112
Operating loss	(60,341)	(15,399)		(75,740)
Interest Income (Expense)	7,203	-		7,203
Foreign Exchange (losses) gains, net	(24,316)	-		(24,316)
Other expense	(1,766)	-		(1,766)
Loss before income tax expense	$(79,220)	$(15,399)		$(94,619)

	For the three months ended March 31,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$7,889	$-		$7,889
Less
Research and development Expenses
Petosemtamab - MCLA-158	13,466	-		13,466
Zenocutuzumab - MCLA-128	6,759	-		6,759
MCLA - 129	5,494	-		5,494
Research general	2,781	-		2,781
R&D Employee-Related Expenses - Unallocated	3,635	1,895	(1)	5,530
Other Indirect R&D Expenses - Unallocated	4,299	255	(2)	4,554
Total Research and development expenses	36,434	2,150		38,584
General and Administrative expenses
G&A Expenses	7,928	351	(2)	8,279
G&A Employee-Related Expenses	4,937	2,898	(1)	7,835
Total General and administrative expenses	12,865	3,249		16,114
Operating loss	(41,410)	(5,399)		(46,809)
Interest Income (Expense)	4,917	-		4,917
Foreign Exchange (losses) gains, net	8,534	-		8,534
Loss before income tax expense	$(27,959)	$(5,399)		$(33,358)

(1) Reconciling item for non-cash share-based compensation operating expense.

(2) Reconciling item for non-cash depreciation and amortization operating expense.

New Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update ("ASU") issued by the Financial Accounting Standards Board ("FASB"). Based on the assessment, the ASUs were determined to be either not applicable or are expected to have minimal impact on the Company's condensed consolidated financial statements.

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	March 31, 2025	December 31, 2024
	(in thousands)
Money market funds	$3,528	$13,563
Corporate paper and notes	301,431	285,940
U.S. government agency securities	78,273	87,470
U.S. treasuries	66,257	57,331
Total	$449,489	$444,304

Fair value of debt securities	$449,371	$443,607

	March 31, 2025	December 31, 2024
	(in thousands)
Cash equivalents	$8,477	$13,563
Current marketable securities	261,126	243,733
Non-current marketable securities	179,886	187,008
Total	$449,489	$444,304

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Prepaid research and development expenses	$37,507	$22,794
Prepaid general and administrative expenses	7,227	2,824
Interest receivable	3,170	3,449
Other	1,840	1,717
Total	$49,744	$30,784

Accrued expenses and other liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued research and development expenses	$34,257	$30,484
Accrued personnel costs	4,652	10,514
Accrued general and administrative expenses	3,010	2,856
Other	880	103
Total	$42,799	$43,957

5. Income Taxes

The Company files income tax returns for its subsidiary Merus US, Inc. in the U.S. federal and Massachusetts, Florida, New York, and New Jersey jurisdictions as well as for the Company in the Netherlands. The components of the income tax expense (benefit) from continuing operations are as follows:

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

The Company recorded $1.2 million deferred tax expense in relation to its operations in the U.S. during the three months ended March 31, 2025. The Company recorded $0.9 million deferred tax expense in relation to its operations in the U.S. during the three months ended March 31, 2024.

The effective income tax rate of 2.0% during the three months ended March 31, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate of 3.3% during the three months ended March 31, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands.

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

On February 11, 2025, Xencor filed two petitions for inter partes review (IPR) before the Patent Technical Appeal Board of U.S. Patent Nos. 9,358,268 and 11,926,859, challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. The Company may file preliminary responses to each petition within two and three months of the date of the notice of filing date accorded for such petitions, which occurred for both on March 31, 2025. Decisions on whether to institute an IPR will be bifurcated between (i) discretionary considerations, and (ii) merits and other statutory considerations. To facilitate this bifurcated approach, the United States Patent and Trademark Office (USPTO) will permit the parties to file briefing pertaining to discretionary considerations separate from briefing on the merits and other statutory considerations. The discretionary denial briefing must be filed within two months of the date on which the Patent and Technical Appeal Board or PTAB enters a notice of filing date accorded to a petition, a patent owner may file a brief explaining any applicable bases for discretionary denial of institution; the patent owner may file a merits brief, which is due three months after the date of the notice of filing date accorded.

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. In April 2024, Kymab filed a notice of appeal before the Technical Board of Appeals, and Grounds of Appeal on June 17, 2024. The Company filed a response to Kymab's notice of appeal on October 18, 2024. Kymab filed a letter of the opponent on April 14, 2025, maintaining arguments provided in the grounds in its notice of appeal, with further submissions by the parties and proceedings to follow. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

On December 7, 2022, the Company signed a second lease amendment terminating the lease for the former corporate headquarters as of January 1, 2023. The Company continued to make payments through mid-February 2023. The Company accounted for the second amendment as a lease modification and reduced the lease liability and right-of-use asset by approximately $0.1 million to equal to the remaining lease payments. As of March 31, 2023, the lease liability and right-of-use asset for the former corporate headquarters was $0. In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2024, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI are included within variable lease costs. There have been no changes in the Company’s lease arrangements for the three months ended March 31, 2025.

The components of lease expense for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$513	$516
Variable lease cost	53	55
Total lease cost included in operating expenses	$566	$571
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$535	$543

8. Collaborations

Gilead

On March 5, 2024, the Company entered into a collaboration, option and license agreement (the “Gilead Collaboration Agreement”) and Share Subscription Agreement (the “Subscription Agreement”) with Gilead Sciences, Inc. (“Gilead”). Gilead agreed to pay the Company a $56.0 million, non-refundable upfront payment, and purchased 452,527 common shares at a stated price per share of $55.2454 for an aggregate purchase price of $25.0 million. Merus is also eligible to receive license option exercise payments, potential development and commercialization milestones, tiered royalties on product sales should Gilead successfully commercialize a therapy from the collaboration, and an initiation fee should Gilead exercise its right to include a third Program (as defined below) in the collaboration. Under the terms of the Gilead Collaboration Agreement, the Company and Gilead agreed to collaborate on the use of Merus’ proprietary Triclonics® platform to develop certain trispecific T-cell engaging multi-specific antibody products for the treatment of certain indications. The collaboration shall include at least two, but may include up to three, separate preclinical research programs (each, a “Program”) for the design and validation of candidates directed to the applicable Program targets selected by Gilead. On a Program-by-Program basis, the Company has granted Gilead an exclusive option to obtain an exclusive license for such Program. If Gilead exercises the license option with respect to a Program, for the first two Programs, Gilead will be responsible for clinical development and commercialization of the products arising from such Program. Upon exercise of its option to include the third Program in the collaboration, Gilead will pay the Company a non-refundable upfront initiation fee of $28.0 million, and Merus shall have the option to share in the worldwide net profit or loss, including development costs and expenses for the third Program only.

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

As of March 31, 2025, research activities have commenced, but no milestones have been achieved.

Partner Therapeutics

On November 27, 2024, the Company entered into a license agreement (the "Partner Therapeutics License Agreement") with Partner Therapeutics, Inc. ("PTx").Under the terms of the Partner Therapeutics License Agreement, the Company granted to PTx (i) an exclusive, sublicensable, royalty-bearing license under certain patent rights and know-how to (a) exploit zenocutuzumab for the treatment of neuregulin 1 gene fusion positive (NRG1+) cancer in the United States and (b) develop, manufacture and commercialize companion diagnostic tests with respect to zenocutuzumab for the treatment of NRG1+ cancer in the United States and (ii) a limited, non-exclusive, non-sublicensable, royalty-bearing license under certain patent rights and know-how to commercialize zenocutuzumab for the treatment of NRG1+ cancer outside of the United States solely in connection with a named patient program until the Company files for any regulatory approval for zenocutuzumab in any country outside the United States. The Company retains all rights not granted to PTx. PTx granted to the Company an exclusive, fully paid, royalty-free, perpetual and irrevocable license, with the right to grant sublicenses, to certain intellectual property of PTx to exploit zenocutuzumab for (1) the treatment of NRG1+ cancer in a country outside of the United States and (2) for any other uses of zenocutuzumab in any other territory. If after three years after the launch of zenocutuzumab in the United States, PTx does not to achieve certain specified annual net sales targets, the Company and PTx will work in good faith to develop a plan to improve net sales. If in the subsequent year PTx does not achieve the specified annual net sales target, the Company has the right to terminate the PTx License Agreement, with all rights reverting to Company.

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

At the inception of the arrangement, the Company identified three performance obligations. The first is the Licensed IP performance obligation which is the exclusive in the field of NRG1+ cancer in the territory of the United States, sublicensable, royalty-bearing license the Company granted to PTx. The Licensed IP performance obligation is comprised of technology, knowledge, regulatory, and clinical trial transfers which the Company determined are not capable of being distinct. These promises to transfer are combined into the single Licensed IP performance obligation. The second performance obligation is the Licensed Trademark the Company granted PTx as part of the agreement. The third performance obligation is the sale of the existing quantities of zenocutuzumab to PTx. The Partner Therapeutics License Agreement also included an option for the Company to provide clinical trial and technical assistance to PTx as necessary. The Company would be reimbursed at an agreed upon cost reimbursement rate for any clinical trial or technical assistance performed. The Company accounted for these cost reimbursements as a marketing offer because the underlying promise to which this additional clinical trial and technical assistance relates is the technology and knowledge transfer which was concluded to not be capable of being distinct and is part of the Licensed IP first performance obligation. Accordingly, because the clinical trial and technical assistance option is not related to an activity that is a performance obligation and is offered at a reimbursement rate, it is not a material right and not a performance obligation.

The transaction price at inception was comprised of fixed consideration of the immaterial upfront nonrefundable payment. The upfront nonrefundable consideration is not material to the contract or the Company as a whole. The upfront nonrefundable payment was intended to cover the efforts of the technology and knowledge transfer included in the first performance obligation. Accordingly, the Company will recognize upfront nonrefundable payment ratably over a six month period, which corresponds to the time period expected for the technology and knowledge transfer. Both the commercial milestone payments and royalty payments are tied to PTx annual net sales of the licensed product and are therefore considered variable consideration. Accordingly, the Company will apply the royalty recognition constraint to both. The commercial milestone payments and the royalty payments are allocated to the Licensed IP and Licensed Trademark performance obligations. There are stipulations in the agreement for royalty reductions and offsets for certain expenses incurred by PTx that will reduce the transaction price at the later of when the Company recognizes revenue for the transfer of the services or when the Company promises to pay the consideration. The transaction price for the sale of the existing quantities of zenocutuzumab performance obligation is at a cost-plus rate.

The Licensed IP performance obligation is satisfied at a point in time; however due to the royalty recognition constraint, revenue will be recognized as PTx sales of zenocutuzumab occur. The Licensed Trademark performance obligation is a right-to-access license and is a series of distinct service periods. The Licensed Trademark performance obligation is satisfied as PTx sales of zenocutuzumab occur in accordance with the variable consideration allocation exception and the royalty recognition constraint. The sale of existing quantities of zenocutuzumab is satisfied at the point of transfer.

As of March 31, 2025, no milestones have been achieved, $0.01 million of royalties have been earned, and $13.3 million has been earned related to sales of the existing quantities of zenocutuzumab.

Biohaven

On January 12, 2025, the Company entered into a research collaboration and license agreement with Biohaven Ltd. ("Biohaven") to co-develop three novel bispecific antibody drug conjugates (ADCs), leveraging Merus’ Biclonics® technology platform, and Biohaven’s ADC conjugation and payload platform technologies.

Under the terms of the agreement, Biohaven is responsible for the preclinical ADC generation of three Merus bispecific antibodies under mutually agreed research plans. The agreement includes two Merus bispecific programs previously generated using the Biclonics® platform, and one program under preclinical research by Merus (each a "Program"). Each program is subject to mutual agreement for advancement to further development, with the parties then sharing subsequent external development costs and commercialization, if advanced. Merus received an upfront payment of $5.0 million in the form of Biohaven shares pursuant to a private placement agreement, and is eligible to receive a license fee at the candidate nomination of the first program of $5.0 million, with Merus to assume the preclinical bispecific antibody generation cost of the third program, and Biohaven to assume the preclinical ADC generation cost for each of the three preclinical programs. Thereafter, upon mutual agreement to advance each program, the parties plan to share further development and commercialization costs

The contract meets the criteria for being accounted for under ASC 808 Collaborative Arrangements as there is a joint operating activity, both parties are actively involved, and both parties share in the significant risks and rewards of the commercial success of the programs. When analyzing the units of account for each of the programs, two of the promises in Program #1 were determined to be within the scope of ASC 606 as they represented a promise to a customer and the promised goods and services are typical revenue activities for Merus. These two promises are 1) the granting of the research license Merus’ Biclonics® technology platform and delivering the related Merus antibodies to Biohaven and 2) the granting of the co-exclusive license for development and commercialization of the first program at candidate nomination. These two promises represent performance obligations under ASC 606. The transaction price at inception was comprised of the fixed consideration related to the upfront payment and the candidate nomination license fee.

The first performance obligation is satisfied once control of the license is transferred. The license was transferred as of the effective date of the agreement, therefore the Company recognized the $5.0 million in Biohaven shares as revenue during the first quarter ended March 31, 2025. The second performance obligation is contingent upon the first program resulting in a candidate nomination, and the effectiveness of the co-exclusive license with Biohaven. This performance obligation will be satisfied at the point in time that co-exclusive license is effective. At that time, the Company will recognize the additional $5.0 million. All other activities in the contract will be recorded as R&D expense.

The Company received the $5.0 million in Biohaven shares during the quarter ended March 31, 2025. These shares are considered available-for-sale equity securities as there are no re-sale restrictions within the Biohaven agreement. The Company considers these shares to be Level 1 financial instruments as their valuation is based on a market approach using quoted prices in active markets for identical assets. Valuations of these shares does not require a significant degree of judgment. This investment is recorded at fair value and changes in fair value are recorded through earnings.

As of March 31, 2025, the performance obligation related to the granting of the research license has been satisfied and as such, the $5.0 million upfront payment of Biohaven shares was recognized as revenue.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly has extended the research term to 2025. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline has extended beyond this first extension, and such an extension into 2025 resulted in a fee of $0.5 million. Lilly exercised the second six month extension in May 2024 and the Company received the $0.5 million extension fee payment in July 2024. The $0.5 million extension is included in the Lilly cost-to-cost model as of March 31, 2025 and March 31, 2024.

As of March 31, 2025, research activities were on-going, and no milestones have been achieved.

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

There were no development or commercialization milestones earned during the three months ended March 31, 2025.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three months ended March 31, 2025.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2025	$—	$—	$—	$—	$—	$—	$—
Billings	805	76	—	33	—	—	914
Cash receipts	(805)	(76)	—	—	—	—	(881)
Adjustments	—	—	—	—	—	—	—
Foreign exchange	—	—	—	—	—	—	—
Balance at March 31, 2025	$—	$—	$—	$33	$—	$—	$33

Unbilled receivables
Balance at January 1, 2025	$597	$78	$—	$400	$—	$186	$1,261
Accrued receivables	750	7	—	13,469	—	—	14,226
Billings	(805)	(76)	—	(436)	—	—	(1,317)
Adjustments	186	—	—	—	—	(186)	—
Foreign exchange	—	—	—	—	—	—	—
Balance at March 31, 2025	$728	$9	$—	$13,433	$—	$—	$14,170

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2025	$17,598	$166	$51,252	$400	$—	$—	$69,416
Additions to contract consideration	—	—	—	—	5,122	—	5,122
Revenue recognized in the period	(4,135)	(166)	(2,359)	(260)	(5,122)	—	(12,042)
Foreign exchange	608	—	2,036	9	—	—	2,653
Balance at March 31, 2025	14,071	—	50,929	149	—	—	65,149
Less: current portion	(14,071)	—	(13,340)	(149)	—	—	(27,560)
Non-current balance at March 31, 2025	$—	$—	$37,589	$—	$—	$—	$37,589

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended March 31, 2025
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,135	$166	$2,359	$260	$5,122	$—	$12,042
Reimbursement revenue	723	4	—	379	—	—	1,106
Milestones	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total collaboration revenue	4,858	170	2,359	639	5,122	—	13,148
Commercial material revenue	—	—	—	13,331	—	—	13,331
Royalty revenue	—	—	—	9	—	—	9
Total revenue	$4,858	$170	$2,359	$13,979	$5,122	$—	$26,488
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,135	$166	$2,359	$260	$—	$—	$6,920

	Three Months Ended March 31, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,302	$810	$—	$—	$—	$—	$5,112
Reimbursement revenue	1,458	314	—	—	—	—	1,772
Milestones	1,000	—	—	—	—	—	1,000
Other	—	—	—	—	—	5	5
Total collaboration revenue	6,760	1,124	—	—	—	5	7,889
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$6,760	$1,124	$—	$—	$—	$5	$7,889
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,302	$810	$—	$—	$—	$—	$5,112

9. Common Share

Share Issuances

In February 2024, the Company entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies to sell from time to time up to $300.0 million of the Company’s common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under Securities Act.

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through March 31, 2025.

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

There were no financings or share issuances in the three months ended March 31, 2025.

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$7,099	$1,895
General and administrative	7,719	2,898
Total	$14,818	$4,793

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $26.53 per option for the 2,177,100 options granted during the three months ended March 31, 2025. The following assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2025.

Volatility	66.0%
Risk-free interest rate	4.3%
Expected holding period (in years)	6.1
Dividend yield	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis is intended to assist in providing an understanding of our financial condition, changes in financial condition and results of operations and should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report on Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

General

We are an oncology company developing innovative antibody therapeutics. Our pipeline of full-length human multispecific antibody candidates is generated from our proprietary technology platforms, which are able to generate a diverse array of antibody binding domains, or Fabs, against virtually any target. Our antibody binding domain generally consists of a target-specific heavy chain paired with a common light chain. Multiple binding domains can be combined to produce novel multispecific antibodies that bind to a wide range of targets and display novel and innovative biology. These platforms, referred to as Biclonics® and Triclonics®, allow us to generate large numbers of diverse panels of bispecific and trispecific antibodies (Multiclonics®), respectively, which can then be functionally screened in large-scale cell-based assays to identify those unique molecules that possess novel biology, which we believe are best suited for a given therapeutic application. Further, by binding to multiple targets, Biclonics® and Triclonics® may be designed to provide a variety of mechanisms of action, including simultaneously blocking receptors that drive tumor cell growth and survival and mobilizing the patient’s immune response by engaging T cells, and/or activating various killer cells to eradicate tumors. Our Multiclonics® are compatible with a range of linkers and payloads to generate antibody-drug conjugates (ADClonics®) capable of binding two or more different targets with the potential for improved binding selectivity, internalization and cancer cell killing activity.

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

The U.S. Food and Drug Administration (FDA) approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced, unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab), which we are exploring for potential other development opportunities beyond NRG1 fusion; MCLA-158 (petosemtamab) for the potential treatment of solid tumors, including 1L PD-L1+ r/m head and neck squamous cell carcinoma (HNSCC) in combination with pembrolizumab, and 2/3L r/m HNSCC as monotherapy; and in mCRC in 1L and 2L in combination with standard chemotherapy and 3L+ metastatic colorectal cancer (mCRC) as monotherapy; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively commercialize MCLA-129 in China, if approved, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our ADClonics®, Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and multispecific ADCs and advance them into clinical development.

Funding Our Operations

We are an oncology company and have only generated modest revenue from royalties through our commercial licensee PTx's product sales. We expect to incur significant expenses and operating losses for the foreseeable future as we advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidate. We have exclusively licensed to PTx the right to commercialize BIZENGRI®

(zenocutuzumab-zbco), in the United States, as the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced unresectable or metastatic and harbor a NRG1 gene fusion who have disease progression on or after prior systemic therapy. Beyond zenocutuzumab, if we obtain regulatory approval for any of our other antibody candidates, if appropriate, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and compliance.

We anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and global instability including the ongoing geopolitical conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $638.2 million as of March 31, 2025 will fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registrational trial investigating petosemtamab in combination with pembrolizumab in 1L PD-L1+ r/m head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN1 trial, and phase 3 registrational trial investigating petosemtamab monotherapy in 2/3L HNSCC, the LiGeR-HN2 trial, are enrolling; phase 2 trial in 1L and 2L metastatic colorectal cancer (mCRC) cohort of petosemtamab in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy are enrolling; a clinical update on the phase 2 investigation of petosemtamab in 1L r/m PD-L1+ HNSCC is planned for the 2025 ASCO® Annual Meeting, and a mCRC initial clinical data planned for the second half of 2025.

An updated analysis of the interim clinical data from the phase 2 trial of petosemtamab with pembrolizumab as 1L treatment of PD-L1+ (CPS ≥ 1) r/m HNSCC will be presented in a poster at the June, 2025 American Society of Clinical Oncology® (ASCO®) Annual Meeting. We expect the presentation will include data of the entire 45 patient cohort.

In February 2025, the FDA granted a Breakthrough Therapy designation for petosemtamab in combination with pembrolizumab for the first-line treatment of adult patients with r/m PD-L1 positive HNSCC with CPS ≥ 1.

LiGeR-HN1, a phase 3 trial evaluating the efficacy and safety of petosemtamab in combination with pembrolizumab in 1L PD-L1+ (CPS≥1) r/m HNSCC expressing PD-L1 compared to pembrolizumab, and LiGeR-HN2, a phase 3 trial evaluating the efficacy and safety of petosemtamab in 2/3L HNSCC compared to standard of care, are enrolling and we expect both trials to be substantially enrolled by year-end 2025.

We believe a randomized registration trial in HNSCC with an overall response rate endpoint could potentially support accelerated approval and the overall survival results from the same study could potentially verify its clinical benefit to support regular approval for the Company’s LiGeR-HN1 and LiGeR-HN2 trials.

A phase 2 trial evaluating petosemtamab in combination with standard chemotherapy in 1L and 2L mCRC, and as monotherapy in heavily pretreated (3L+) mCRC, is enrolling. We expect to provide initial clinical data for petosemtamab in mCRC in the second half of 2025.

Further, the Company manufactures both drug substance and drug product in the United States and Europe, with a plan to focus on potential commercial manufacturing in the United States.

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

MCLA-129 is subject to a collaboration and license agreement with Betta, which permits Betta to develop MCLA-129 and potentially commercialize exclusively in China, while we retain global rights outside of China.

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

Discussion and Analysis of our Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Revenue

The following is a comparison of revenue:

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Incyte	$4.9	$6.8	$(1.9)
Lilly	0.2	1.1	(0.9)
Gilead	2.4	—	2.4
PTx	0.6	—	0.6
Biohaven	5.1	—	5.1
Other	—	—	—
Total collaboration revenue	$13.2	$7.9	$5.3
Total commercial material revenue	$13.3	$—	$13.3
Total royalty revenue	$—	$—	$—
Total revenue	$26.5	$7.9	$18.6

Total revenue for the three months ended March 31, 2025 increased by $18.6 million as compared to the three months ended March 31, 2024, primarily as a result of increases in commercial material revenue sold to PTx of $13.3 million and increases in collaboration revenue of $5.3 million. The collaboration revenue increase is primarily due to increases in Biohaven upfront payment amortization of $5.1 million, Gilead upfront payment amortization of $2.4 million, and PTx upfront payment amortization of $0.6 million, partially offset by decreases in Incyte collaboration revenue of $1.9 million and Lilly revenue of $0.9 million. The Incyte collaboration revenue decrease is primarily due to decreases milestone revenue of $1.0 million, decreases in Incyte cost reimbursements of $0.7 million, and decreases in upfront payment amortization of $0.2 million due to changes in foreign exchange rates. The Lilly collaboration revenue decrease is primarily due to decreases in upfront payment amortization of $0.6 million and decreases in Lilly cost reimbursement of $0.3 million. The change in exchange rates did not significantly impact collaboration revenue.

As of March 31, 2025, we had total deferred revenue of $65.1 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement and our Incyte collaboration agreement. The remaining deferred revenue of $51.0 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target. The remaining deferred revenue of $14.1 million from the Incyte collaboration agreement is expected to be recognized over the next year. The change in deferred revenue compared to December 31, 2024 is due to progress towards the development of the Gilead program target and the passage of time for Incyte.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Research and development	$80.1	$38.6	$41.5
General and administrative	22.1	16.1	6.0
Total operating expenses	$102.2	$54.7	$47.5

Research and Development Expense

The following table summarizes our research and development expenses by product candidate for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$48,827	$13,466	$35,361
Zenocutuzumab - MCLA-128	7,571	$6,759	812
MCLA - 129	848	5,494	(4,646)
Research general	2,412	2,781	(369)
Total Program Costs	$59,658	$28,500	$31,158
R&D Employee-Related Expenses - Unallocated	11,832	5,530	6,302
Other Indirect R&D Expenses - Unallocated	8,626	4,554	4,072
Total Research and development expenses	$80,116	$38,584	$41,532

The following table summarizes our research and development expenses by type for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$63,284	$27,555	$35,729
Wages, salaries and other employee benefits	4,733	3,635	1,098
Share-based compensation	7,099	1,895	5,204
Consultants	2,653	2,676	(23)
Depreciation and amortization	264	255	9
Facilities and other related	2,083	2,568	(485)
Total research and development expenses	$80,116	$38,584	$41,532

Research and development expense for the three months ended March 31, 2025 increased by $41.5 million as compared to the three months ended March 31, 2024. The increase in R&D expense is primarily driven by an increase of $35.6 million in clinical trial support provided by contract manufacturing and development organizations and contract research organizations, most of which is related to the petosemtamab clinical trials. The increase is also due to increases in personnel related expenses including share-based compensation of $6.3 million, and increases in consumables expenses of $0.2 million, partially offset by decreases in facilities and depreciation expenses of $0.6 million.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2025 increased by $6.0 million as compared to the three months ended March 31, 2024, primarily as a result of increases in personnel related expenses including share-based compensation of $5.3 million, increases in consulting expenses of $0.3 million, increases in facilities and depreciation expense of $0.2 million, increases in legal expenses of $0.2 million, and increases in finance and human resources expenses of $0.1 million, partially offset by decreases in intellectual property and license expenses of $0.1 million,

Other Income (Loss), Net

The following is a comparison of other income (loss), net:

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Interest income, net	$7.2	$4.9	$2.3
Foreign exchange gains (loss)	(24.3)	8.6	(32.9)
Other expense	(1.8)	—	(1.8)
Total other income (loss), net	$(18.9)	$13.5	$(32.4)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables, and changes in fair value of our equity investments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Current	$0.7	$0.2	$0.5
Deferred	1.2	0.9	0.3
Total tax expense (benefit), net	$1.9	$1.1	$0.8

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

Income tax expense for the three months ended March 31, 2025 increased by $0.8 million, respectively, as compared to the three months ended March 31, 2024 primarily due to an increase in book income before tax, an increase in temporary differences due to personnel related expenses, partially offset by a decrease in permanent differences due to a decrease share option exercises in 2025.

Net Loss

Net loss for the three months ended March 31, 2025 was $96.5 million compared to net loss for the three months ended March 31, 2024 of $34.5 million. The change in net loss was primarily due to the change in collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of March 31, 2025, we had $638.2 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

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

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the 2024 Sales Agreement through March 31, 2025.

Funding Requirements

Our primary uses of capital are clinical trial costs, chemistry, manufacturing and control costs to manufacture and supply drug product for our clinical trials, third-party research and development services, laboratory and related supplies, financial services, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. In addition, the magnitude and duration of the global instability due to the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and the ongoing conflicts in Europe and the Middle East and their impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Three Months Ended March 31,
	2025	2024	Change
	(in millions)
Net cash used in operating activities	$(96.5)	$(44.4)	$(52.1)
Net cash provided by (used in) investing activities	$(8.7)	$(12.1)	$3.4
Net cash provided by financing activities	$6.7	$30.2	$(23.5)

Net cash used in operating activities during the three months ended March 31, 2025 increased by $52.1 million as compared to the three months ended March 31, 2024, primarily as a result of increases in cash outflows related to operating expenses of $49.4 million, increases in cash inflows from revenues of $2.4 million, and decreases in cash inflows from other income of $1.7 million.

Net cash used in investing activities during the three months ended March 31, 2025 decreased by $3.4 million as compared to the three months ended March 31, 2024 primarily due to increases proceeds from maturities of marketable securities of $22.5 million, partially offset by increases in purchases of marketable securities of $19.0 million and increases in purchases of property and equipment of $0.1 million.

Net cash provided by financing activities during the three months ended March 31, 2025 decreased by $23.5 million as compared to the three months ended March 31, 2024 primarily due to decreases in proceeds received from the Gilead collaboration agreement of $22.6 million and decreases in proceeds from share option exercises of $0.8 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of March 31, 2025, marketable securities were $441.0 million. As of March 31, 2024, marketable securities were $220.5 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of March 31, 2025 or March 31, 2024.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 15% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended March 31, 2025, by approximately $15.2 million and increased our currency translation adjustment by approximately $99.1 million. A hypothetical 15% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are an oncology company with a limited operating history. We have incurred net losses of $96.5 million and $34.5 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,064.9 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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
•
conduct our ongoing Phase 1/2 clinical trial for MCLA-129 for the treatment of solid tumors, which is subject to a collaboration with Betta, whereby Betta has exclusive rights to MCLA-129 in China for commercialization, if any, and Merus retains all rights ex-China;
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

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of petosemtamab, and MCLA-129, potential new development activities for zenocutuzumab, and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, beyond zenocutuzumab, which we have licensed to PTx to commercialize in the United States in the field of NRG1+ cancer, if we obtain regulatory approval for any of our other antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, and global instability, including rising inflation and interest rates, declines in economic growth, the ongoing conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of March 31, 2025 will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

We have invested a significant portion of our efforts and financial resources in the development of bispecific antibody candidates using our Biclonics® technology platform and in development of multi-specific antibody candidates using our Triclonics® technology platform. Our ability to generate royalty and product revenues will depend heavily on our commercial licensee PTx for the marketing BIZENGRI® for NRG1+ pancreatic adenocarcinoma and NSCLC, and on the successful development and eventual commercialization of our other antibody candidates, which may never occur. We currently have generated limited revenues from sales of our product BIZENGRI®, and we may never be able to develop or commercialize a marketable product beyond BIZENGRI®. BIZENGRI® was approved under accelerated approval based on overall response rate (ORR) and duration of response (DOR) and continued approval for these indications may be contingent upon verification and description of clinical benefit in a confirmatory trial(s). Beyond the indications approved under the BIZENGRI® label, each of our bispecific antibody candidates and pre-clinical antibody candidates will require additional clinical development, management of clinical, pre-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, including commercial manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our antibody candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our antibody candidates. The success of our antibody candidates will depend on several factors, including the following:

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

Beyond BIZENGRI®, we have not received regulatory approval for a therapeutic based on a full-length human bispecific or trispecific IgG approach. We cannot be certain that our approach will lead to the development of additional approvable or marketable products beyond BIZENGRI®. In addition, our Biclonics® and Triclonics® may have different effectiveness rates in various indications and in different geographical areas.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings, upfront, milestone and royalty payments, if any, received under our existing licenses and collaborations and any other future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds. If we raise additional capital through the sale of equity or convertible debt securities, our existing shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing shareholders’ rights as holders of our common shares. In addition, the possibility of such issuance may cause the market price of our common shares to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our antibody candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. For example, the trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and global instability, including the ongoing conflict in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any of our antibody candidates, if approved, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Due to the international scope of our operations, fluctuations in exchange rates, particularly between the euro and the U.S. dollar, may adversely affect us. Although we are based in the Netherlands, we source research and development, manufacturing, consulting and other services from several countries. Further, potential future revenue may be derived from abroad, particularly from the United States. Additionally, our funding has mainly come from investors and collaborators mainly in the United States. As a result, our business and share price may be affected by fluctuations in foreign exchange rates between the U.S. dollar, the euro and these other currencies, which may also have a significant impact on our reported results of operations and cash flows from period to period. Currently, we do not have any exchange rate hedging arrangements in place.

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

Interim, preliminary, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the subsequent reporting of such data or final data.

From time to time, we may publish interim, preliminary or “top-line” data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary and top-line data also remain subject to audit and verification procedures that may result in subsequent reporting of such data or the final data being materially different from the preliminary data previously published. In addition, we may decide to report interim or preliminary analyses of only certain endpoints (e.g., primary subject to investigator review) rather than all endpoints (e.g., including secondary subject to central review). As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available.

Furthermore, the information we choose to publicly disclose regarding a particular study or clinical trial is based on more extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to disclose. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities, or otherwise regarding a particular antibody candidate or our business. Others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of particular programs, the approvability or commercialization of the particular antibody candidates, and our business in general. As a result, interim, preliminary or top-line data and analyses should be viewed with caution. Adverse differences between preliminary, top-line or interim data, subsequent reporting of such data and final data or changes in what is material information regarding the results from a particular study or clinical trial could significantly harm our clinical development and business prospects and cause volatility in the price of our common shares. If the interim, top-line, or preliminary data that we report differ from actual, subsequent reporting of such data or final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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
•
our reputation may suffer.

As the approved label for BIZENGRI® includes a boxed warning describing certain risks for embryo-fetal toxicity, and the product label also includes warnings regarding infusion-related and anaphylactic reactions, hypersensitivity, interstitial lung disease, pneumonitis, and left ventricular dysfunction, we may encounter these or other similar adverse reactions if we develop zenocutuzumab for any other indications.

Any of these events could prevent us, our collaborators or our potential future partners from achieving or maintaining market acceptance of the affected antibody candidate, if approved, or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our antibody candidates, if approved.

We depend on enrollment of patients in our clinical trials for our antibody candidates. If we are unable to enroll patients in our clinical trials or enroll them in a timely manner, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. In the Phase 2 clinical trial of MCLA-129, we plan to enroll up to 576 adult patients with solid tumors, including in combination with chemotherapy in pts with NSCLC. In the Phase 1/2 clinical trial of petosemtamab, we plan to enroll up to 523 adult patients with solid tumors, including as monotherapy in solid tumors, in combination with pembrolizumab in PD-L1+ r/m first line head and neck cancer; in 1L mCRC and 2L mCRC in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy. We further initiated a randomized phase 3 trial of petosemtamab monotherapy, or investigators’ choice of single agent chemotherapy or cetuximab in 2L/3L HNSCC in July 2024 referred to as the LiGeR-HN2 trial. We further initiated a randomized phase 3 trial of petosemtamab in combination with pembrolizumab, a PD-1 blocking antibody, or pembrolizumab monotherapy, investigating this combination in patients with untreated HNSCC expressing PD-L1 (CPS ≥ 1) to evaluate safety and clinical activity in this population in September 2024, referred to as the LiGeR-HN1 trial. These trials and other trials we conduct may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal.

Our clinical trials will also compete with other clinical trials for antibody candidates that are in the same or similar therapeutic areas as our antibody candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

We may become exposed to costly and damaging liability claims and reputational risks, either when testing our antibody candidates in the clinic or at the commercial stage; and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks and reputational risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Whereas our exclusive commercial license with PTx for the sale in the U.S. of BIZENGRI® for the treatment of NRG1+ pancreatic adenocarcinoma and NSCLC requires PTx to indemnify us for any product liability claims, we cannot guarantee such indemnity will absolve us of all potential liability, nor eliminate potential reputational risks. Further, the current and future use of antibody candidates by us and our collaborators in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies, our collaborators or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our antibody candidates or any prospects for commercialization of our antibody candidates, if approved, and otherwise harm our reputation causing potential difficulties for existing or future commercialization efforts.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of an antibody candidate’s clinical development and may vary among jurisdictions. Beyond the accelerated approval obtained for BIZENGRI®, we have not obtained regulatory approval for any antibody candidate and it is possible that our existing antibody candidates or any antibody candidates we may seek to develop in the future will not obtain regulatory approval.

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

We secured approval from the FDA through the use of the accelerated approval pathway for BIZENGRI® and may seek such use of the accelerated approval pathway for our other antibody candidates. If we are unable to obtain such approvals in the future, we may be required to conduct additional pre-clinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals. Even for the accelerated approval received from the FDA for BIZENGRI®, if our confirmatory trials do not verify clinical benefit, or if we or our licensee PTx does not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.

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

Prior to seeking accelerated approval for any of our other product candidates, such as petosemtamab and/or MCLA-129, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Similarly, for BIZENGRI®, irrespective of obtaining accelerated approval, there can be no assurance that such approval will be maintained or converted to full approval upon the completion of confirmatory trial(s) and /or post-marketing requirements or commitments. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace. A failure to convert to full approval or maintain our accelerated approval for BIZENGRI® could also result in lost revenue from potential future royalties and reputational harm to our business.

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

Even though we obtained marketing approval of BIZENGRI® in the United States, we may never obtain approval or commercialize BIZENGRI® or our other clinical candidates in other major markets, which would limit our ability to realize their full market potential.

In order to market any products in a country or territory, we must establish and comply with numerous and varying regulatory requirements of such countries or territories regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking regulatory approvals in all major markets could result in significant delays, difficulties and costs for us and may require additional pre-clinical studies or clinical trials which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We currently only have received accelerated approval for zenocutuzumab, as BIZENGRI®, in the United States. We currently do not have any other antibody candidates approved for sale in any jurisdiction, whether in the Netherlands, the United States or any other international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products, if any, will be harmed.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, from time to time, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough, lay off or reduce in force critical FDA employees and stop or slow critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our antibody candidates, assuming approval. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize and attract additional collaborators to invest in the development of our antibody candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for BIZENGRI® commercialized by our licensee PTx, or any potential product or antibody candidate that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider our antibody candidate and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our antibody candidate, pricing of existing drugs may limit the amount we will be able to charge for our antibody candidate. These payors may deny or revoke the reimbursement status of a given drug product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our antibody candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

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

Irrespective of our entry into a license agreement with PTx with respect to marketing, sales or distribution of BIZENGRI®, our product revenue may be lower than if we directly marketed or sold any approved products. In addition, any revenue we receive will depend in whole or in part upon the efforts of this third-party licensee, which may not be successful and are generally not within our control beyond certain contractual rights and provisions, which may not be adhered to or adequate. With respect to our other antibody candidates, if we are unable to enter into these arrangements on acceptable terms or at all, we may not be able to successfully commercialize any approved products. If we are not successful in commercializing any approved products, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

We have never commercialized an antibody candidate before and may lack the necessary expertise, personnel and resources to successfully commercialize our products on our own or together with suitable collaborators.

We have never commercialized an antibody candidate. While we have hired a Chief Commercial Officer and certain personnel to support market access and supply chain, we currently have only limited marketing or distribution capabilities, and no sales force. To achieve commercial success for our antibody candidates, if approved, which we may partner, collaborate or license to others, we will rely on the assistance and guidance of those partners, collaborators or licensees. For antibody candidates for which we retain commercialization rights, we will have to develop our own sales, marketing and supply organization or outsource these activities to a third party. Outside consultants may be relied upon to provide advice on commercialization strategies, which may fail to deliver or provide effective guidance to maximize any commercial opportunity, if any, that may arise from our antibody candidates.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our antibody candidates and clinical trials. If independent investigators or CROs fail to devote sufficient resources to the development of our antibody candidates, or if their performance is substandard or they deviate from their contractual duties or obligations, it may delay or compromise the prospects for approval and commercialization of any antibody candidates that we develop. In addition, the use of third-party service providers may require us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

The collaboration and license agreement with Biohaven is important to our business. If our ADClonics® antibodies researched and developed in this collaboration and license agreement fail to advance or experience unacceptable safety or efficacy results, this could adversely impact the reputation of our platform and our ability to engage in future collaborations.

If our collaboration and license agreement with Biohaven is terminated with respect to one or more programs, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, this could adversely affect the reputation of our ADClonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Biohaven that permit us to supervise development efforts for the three ADC programs, for which we share development and product rights, we cannot guarantee that the preclinical and potential future clinical antibody candidates will be developed in accordance with our standards as applied to our wholly owned programs. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our Multiclonics® and ADClonics® platforms in future license agreements to further expand the use of our platform and generate future revenue. Should the Biohaven collaboration and license agreement fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated ADC candidates so that we may continue development activities, or we may be forced to discontinue development of terminated ADC candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

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

Our product development programs and the potential commercialization of our antibody candidates will require substantial additional cash to fund expenses. Therefore, for some of our antibody candidates and with respect to our Triclonics® technology platform, we may decide to enter into new collaborations with pharmaceutical or biotechnology companies for the development and potential commercialization of those bispecific and trispecific antibody candidates. For instance, we have license and collaboration agreements with Ono, Incyte, Eli Lilly, Gilead, Biohaven and Betta Pharma, under which we have licensed certain development and commercialization rights of certain of our monospecific, bispecific, trispecific antibody and ADC candidates. Further, we have a license agreement with PTx for the commercialization of BIZENGRI® in the U.S. in the field of NRG1+ cancer.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular bispecific or trispecific antibody candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our antibody candidates to market, further research and develop new bispecific, trispecific antibody or ADC candidates, enhance our Biclonics®, Triclonics® and ADClonics® technology platforms and generate product revenue. If we do enter into a new collaboration agreement, we could be subject to the following risks, each of which may materially harm our business, commercialization prospects and financial condition:

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

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Further, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our licensors, licensees or collaborators to narrow the scope of the claims of our or our licensors’, licensees’ or collaborators’ pending and future patent applications, which may limit the scope of patent protection that may be obtained. We cannot assure you that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, or have issued and even if such patents cover our Biclonics® technology platform, Triclonics® technology platform, our common light chain transgenic technology, our dimerization technology our heavy chain variable regions and binding domains that bind particular antigens, our monospecific antibodies, bispecific antibody, trispecific antibody and antibody pre-clinical and clinical candidates, products, their format and methods and host cells used to produce, screen, manufacture and purify those pre-clinical antibody and antibody clinical candidates, the methods for treating patients using those candidates, and other technologies, third parties may initiate opposition, interference, re-examination, post-grant review, inter partes review (IPR), nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Our and our licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover the technology in the relevant jurisdiction.

For example, as discussed further in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, on February 11, 2025, Xencor, Inc. (Xencor) filed two petitions for IPR before the PTAB of U.S. Patent Nos. 9,358,268 and 11,926,859, challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. We may file preliminary responses to each petition within two and three months of the date of the notice of filing date accorded for the petitions, which occurred on March 31, 2025. Decisions on whether to institute an IPR will be bifurcated between (i) discretionary considerations, and (ii) merits and other statutory considerations. To facilitate this bifurcated approach, the USPTO will permit the parties to file briefing pertaining to discretionary considerations separate from briefing on the merits and other statutory considerations.

The discretionary denial briefing must be filed within two months of the date on which the PTAB enters a notice of filing date accorded to a petition, a patent owner may file a brief explaining any applicable bases for discretionary denial of institution; the patent owner may file a merits brief, which is due three months after the date of the notice of filing date accorded. An institution of such IPRs and adverse determination in any such challenge may result in loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

If we were to initiate legal proceedings against a third party to enforce a patent covering our technology, one of our products or methods, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States or in certain jurisdictions in Europe, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements for patentability, for example, lack of utility, novelty, obviousness, non-enablement or lack of written description or as constituting unpatentable subject matter. Grounds for an unenforceability assertion could be an allegation that someone substantively involved in prosecution of the patent withheld but-for material information from the USPTO or engaged in affirmatively egregious misconduct, during prosecution, with a specific intent to deceive the USPTO. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our technologies, products, methods or certain aspects of our Biclonics® technology and Triclonics® technology platforms. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

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

For example,as discussed further in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, on August 5, 2024, the Company filed a complaint in the United States District Court of Delaware against Xencor alleging Xencor is infringing our U.S. Patent Numbers (Nos.) 9,944,965 and 9,358,268, and 11,926,859, related to Xencor's manufacture, use, offer for sale, sale, and/or importation of certain antibodies and antibody technologies and methods in and/or into the United States. We are the plaintiff and Xencor is the defendant. As a result of Xencor’s acts, we alleged that the Company has suffered and continues to suffer damages, is entitled to recover from Xencor damages sustained as a result of Xencor's wrongful and infringing acts, and the Company has and will continue to suffer, irreparable harm for which there is no remedy at law. Accordingly, we seek, among other things, damages, equitable remedies, and an award of attorneys' fees. On October 10, 2024, Xencor filed a motion to dismiss under Federal Rule of Civil Procedure 12(b)(6), which we responded to via an answering brief in opposition on October 31, 2024, and to which Xencor replied on November 14, 2024, with further submissions by the parties and proceedings to follow. While we believe this litigation is meritorious, it may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if the breadth or strength of protection provided by our patents and patent applications could be threatened by defenses or counterclaims raised, which could have a potentially negative material impact on our business.

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

We currently have trademark and service mark rights relating to and covering our Biclonics® technology, Triclonics® technology, and ADClonics® technology platforms, zenocutuzumab and other aspects of our company, its services and activities used in commerce. Our registered or unregistered trademarks, trade names or service marks may be challenged including during prosecution or through opposition proceedings, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, trade names, and service marks, which we need to build name recognition by potential collaborators, partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names and service marks then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks, trade names or service marks similar to ours in different jurisdictions, or have senior rights to ours, or prevail in any opposition proceedings, it could interfere with our use of our current trademarks, trade names or service marks throughout the world.

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
•
changes in U.S. and non-U.S. regulations and customs, tariffs and trade barriers;
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

There has been varied and differing focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations among other stakeholders on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments or conflicting obligations depending on the jurisdiction, relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Expectations regarding the management of sustainability initiatives continues to evolve rapidly. While we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, policies, or goals) to improve our sustainability profile or respond to stakeholder expectations, in compliance with applicable laws, regulations and other legal requirements, we cannot guarantee that these initiatives will have the desired effect. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals or navigating potentially conflicting obligations, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

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

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

On March 20, 2025, Peter B. Silverman, the Company’s Chief Operating Officer and General Counsel, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 117,500 common shares of the Company until June 19, 2026.

Other than as disclosed above, during the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

3.1	Articles of Association of Merus N.V., as amended on July 29, 2024	10-Q	001-37773	3.1	8/1/2024
10.1†	License Agreement by and between Merus N.V. and Partner Therapeutics, Inc. dated November 27, 2024					*
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

MERUS N.V.

Date: May 7, 2025	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)