Form 10-Q
period 2025-06-30
Merus N.V.
filed 2025-08-05
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had 75,634,358 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the planned announcement of data from our clinical trials and related timing, the timing of and our ability to obtain and maintain regulatory approvals, the potential impact any of economic conditions and the global geopolitical landscape, including global instability due to United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth and the ongoing conflicts in Europe and the Middle East on our business and operations, the potential impact of enacted U.S. federal legislation, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations and licenses, and related timelines, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

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
•
We may not be able to successfully manufacture our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing resulting approved products, if any.
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
•
Due to our limited resources and access to capital, we must, and have in the past decided to, prioritize development of certain antibody candidates over other potential candidates, and certain indications and combination studies over others. These decisions may prove to have been wrong and may adversely affect our revenues.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$442,791	$293,294
Marketable securities	267,433	243,733
Accounts receivable	16,889	1,261
Prepaid expenses and other current assets	41,169	30,784
Total current assets	768,282	569,072
Marketable securities	181,729	187,008
Property and equipment, net	11,346	10,770
Operating lease right-of-use assets	10,320	9,254
Intangible assets, net	1,797	1,679
Equity Investment	2,430	—
Deferred tax assets	758	1,520
Other assets	3,514	3,390
Total assets	$980,176	$782,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,075	$4,164
Accrued expenses and other liabilities	41,387	43,957
Income taxes payable	478	7,317
Current portion of lease obligation	2,245	1,704
Current portion of deferred revenue	26,394	29,934
Total current liabilities	91,579	87,076
Lease obligation	8,754	8,208
Deferred revenue, net of current portion	38,107	39,482
Total liabilities	138,440	134,766
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 shares authorized at June 30, 2025 and December 31, 2024; 75,565,138 and 68,828,749 shares issued and outstanding as at June 30, 2025 and December 31, 2024, respectively	7,647	6,957
Additional paid-in capital	2,038,795	1,664,822
Accumulated other comprehensive income	18,373	(55,465)
Accumulated deficit	(1,223,079)	(968,387)
Total shareholders’ equity	841,736	647,927
Total liabilities and shareholders’ equity	$980,176	$782,693

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial material revenue	$—	$—	$13,331	$—
Collaboration revenue	8,828	7,332	21,976	15,221
Royalty revenue	—	—	9	—
Total revenue	8,828	7,332	35,316	15,221
Operating expenses:
Research and development	93,926	49,119	174,042	87,703
General and administrative	25,252	22,587	47,364	38,701
Total operating expenses	119,178	71,706	221,406	126,404
Operating loss	(110,350)	(64,374)	(186,090)	(111,183)
Other income, net:
Interest income, net	7,122	7,130	14,325	12,047
Foreign exchange gains (loss)	(51,854)	9,519	(76,170)	18,053
Other expense	(1,265)	—	(3,031)	—
Total other income (loss), net	(45,997)	16,649	(64,876)	30,100

Net loss before income taxes	(156,347)	(47,725)	(250,966)	(81,083)
Income tax expense	1,871	2,317	3,726	3,415
Net loss	$(158,218)	$(50,042)	$(254,692)	$(84,498)
Other comprehensive loss:
Currency translation adjustment	50,733	(8,978)	73,838	(16,366)
Comprehensive loss	$(107,485)	$(59,020)	$(180,854)	$(100,864)
Net loss per share attributable to common shareholders: Basic and diluted	$(2.23)	$(0.81)	$(3.64)	$(1.41)
Weighted-average common shares outstanding: Basic and diluted	71,096,937	61,851,260	69,996,121	59,968,338

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(254,692)	$(84,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,125	1,160
Amortization of intangible assets	91	87
Foreign exchange losses (gains)	89,836	(16,187)
Share-based compensation expense	35,171	16,479
Amortization (accretion) of discount on investments	(2,833)	(2,145)
Deferred tax expense (benefit)	761	657
Non-cash customer consideration	(2,283)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,530)	516
Operating lease right-of-use assets and lease obligations	(56)	(47)
Prepaid expenses and other current assets	(6,193)	(4,990)
Accounts payable	14,770	(21)
Accrued expenses and other liabilities	(13,884)	3,131
Deferred revenue	(12,975)	47,103
Net cash used in operating activities	(165,692)	(38,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(163,718)	(99,165)
Proceeds from maturities of marketable securities	147,802	91,857
Purchases of property and equipment	(259)	(1,539)
Net cash provided by (used in) investing activities	(16,175)	(8,847)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	326,025	434,863
Payments of offering costs	—	(96)
Proceeds from share issuance - Gilead Collaboration	—	22,613
Proceeds from share options exercised	13,999	17,671
Net cash provided by financing activities	340,024	475,051
Foreign exchange impact on cash, cash equivalents and restricted cash	(8,659)	(2,236)
Net increase (decrease) in cash, cash equivalents and restricted cash	149,498	425,213
Cash, cash equivalents, and restricted cash, beginning of period	294,031	205,014
Cash, cash equivalents, and restricted cash, end of period	$443,529	$630,227
SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$9,802	$2,800
Non-cash purchases of property, equipment and intangibles	$118	$—
Non-cash financing costs	$(532)	$(237)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$442,791	$629,475
Restricted cash included in non-current other assets	738	752
	$443,529	$630,227

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common shares - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,682,500	848	433,682	—	—	434,530
Exercise of share options and vesting of restricted share units	482,869	47	10,081	—	—	10,128
Share-based compensation	—	—	11,686	—	—	11,686
Currency translation adjustment	—	—	—	—	(8,978)	(8,978)
Net loss	—	—	—	(50,042)	—	(50,042)
Balance at June 30, 2024	67,852,920	$6,863	$1,616,367	$(837,559)	$(38,899)	$746,772

Balance at January 1, 2025	68,828,749	$6,957	$1,664,822	$(968,387)	$(55,465)	$647,927
Exercise of share options and vesting of restricted share units	347,017	33	6,710	—	—	6,743
Share-based compensation	—	—	14,818	—	—	14,818
Currency translation adjustment	—	—	—	—	23,105	23,105
Net loss	—	—	—	(96,474)	—	(96,474)
Balance at March 31, 2025	69,175,766	$6,990	$1,686,350	$(1,064,861)	$(32,360)	$596,119
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	6,052,631	622	324,871	—	—	325,493
Exercise of share options and vesting of restricted share units	336,741	35	7,221	—	—	7,256
Share-based compensation	—	—	20,353	—	—	20,353
Currency translation adjustment	—	—	—	—	50,733	50,733
Net loss	—	—	—	(158,218)	—	(158,218)
Balance at June 30, 2025	75,565,138	$7,647	$2,038,795	$(1,223,079)	$18,373	$841,736

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

Since inception, the Company has generated an accumulated deficit of $1,223.1 million as of June 30, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2025.

Basis of Presentation

The Company prepared its unaudited condensed consolidated financial statements in compliance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). Any reference in these notes to applicable guidance is meant to refer to authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2025 and 2024 are referred to as the second quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2025, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The reconciliation of segment operating results to the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2025 and 2024 is as follows:

	For the three months ended June 30,
	2025
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Commercial material revenue	$-	$-		$-
Collaboration revenue	8,828	-		$8,828
Royalty revenue	-	-		$-
Total Revenue	8,828	-		8,828
Less
Research and development Expenses
Petosemtamab - MCLA-158	68,967	-		68,967
Zenocutuzumab - MCLA-128	(1,916)	-		(1,916)
MCLA - 129	2,942	-		2,942
Research general	2,968	-		2,968
R&D Employee-Related Expenses - Unallocated	6,272	10,147	(1)	16,419
Other Indirect R&D Expenses - Unallocated	4,260	286	(2)	4,546
Total Research and development expenses	83,493	10,433		93,926
General and Administrative expenses
G&A Expenses	9,180	341	(2)	9,521
G&A Employee-Related Expenses	5,525	10,206	(1)	15,731
Total General and administrative expenses	14,705	10,547		25,252
Operating loss	(89,370)	(20,980)		(110,350)
Interest Income (Expense)	7,122	-		7,122
Foreign Exchange (losses) gains, net	(51,854)	-		(51,854)
Other expense	(1,265)	-		(1,265)
Loss before income tax expense	$(135,367)	$(20,980)		$(156,347)

	For the three months ended June 30,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$7,332	$-		$7,332
Less
Research and development Expenses
Petosemtamab - MCLA-158	24,857	-		24,857
Zenocutuzumab - MCLA-128	6,762	-		6,762
MCLA - 129	3,236	-		3,236
Research general	2,454	-		2,454
R&D Employee-Related Expenses - Unallocated	4,015	5,220	(1)	9,235
Other Indirect R&D Expenses - Unallocated	2,271	304	(2)	2,575
Total Research and development expenses	43,595	5,524		49,119
General and Administrative expenses
G&A Expenses	11,498	338	(2)	11,836
G&A Employee-Related Expenses	4,285	6,466	(1)	10,751
Total General and administrative expenses	15,783	6,804		22,587
Operating loss	(52,046)	(12,328)		(64,374)
Interest Income (Expense)	7,130	-		7,130
Foreign Exchange (losses) gains, net	9,519	-		9,519
Loss before income tax expense	$(35,397)	$(12,328)		$(47,725)

The reconciliation of segment operating results to the Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2025 and 2024 is as follows:

	For the six months ended June 30,
	2025
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Commercial material revenue	$13,331	$-		$13,331
Collaboration revenue	21,976	-		$21,976
Royalty revenue	9	-		$9
Total Revenue	35,316	-		35,316
Less
Research and development Expenses
Petosemtamab - MCLA-158	117,794	-		117,794
Zenocutuzumab - MCLA-128	5,655	-		5,655
MCLA - 129	3,790	-		3,790
Research general	5,381	-		5,381
R&D Employee-Related Expenses - Unallocated	11,005	17,246	(1)	28,251
Other Indirect R&D Expenses - Unallocated	12,621	550	(2)	13,171
Total Research and development expenses	156,246	17,796		174,042
General and Administrative expenses
G&A Expenses	17,800	658	(2)	18,458
G&A Employee-Related Expenses	10,981	17,925	(1)	28,906
Total General and administrative expenses	28,781	18,583		47,364
Operating loss	(149,711)	(36,379)		(186,090)
Interest Income (Expense)	14,325	-		14,325
Foreign Exchange (losses) gains, net	(76,170)	-		(76,170)
Other expense	(3,031)	-		(3,031)
Loss before income tax expense	$(214,587)	$(36,379)		$(250,966)

	For the six months ended June 30,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$15,221	$-		$15,221
Less
Research and development Expenses
Petosemtamab - MCLA-158	38,323	-		38,323
Zenocutuzumab - MCLA-128	13,520	-		13,520
MCLA - 129	8,730	-		8,730
Research general	5,235	-		5,235
R&D Employee-Related Expenses - Unallocated	7,650	7,115	(1)	14,765
Other Indirect R&D Expenses - Unallocated	6,570	559	(2)	7,129
Total Research and development expenses	80,029	7,674		87,703
General and Administrative expenses
G&A Expenses	19,427	689	(2)	20,116
G&A Employee-Related Expenses	9,221	9,364	(1)	18,585
Total General and administrative expenses	28,648	10,053		38,701
Operating loss	(93,456)	(17,727)		(111,183)
Interest Income (Expense)	12,047	-		12,047
Foreign Exchange (losses) gains, net	18,053	-		18,053
Loss before income tax expense	$(63,356)	$(17,727)		$(81,083)

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

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	June 30, 2025	December 31, 2024
	(in thousands)
Money market funds	$4,699	$13,563
Corporate paper and notes	290,197	285,940
U.S. government agency securities	90,528	87,470
U.S. treasuries	68,437	57,331
Total	$453,861	$444,304

Fair value of debt securities	$453,861	$443,607

	June 30, 2025	December 31, 2024
	(in thousands)
Cash equivalents	$4,699	$13,563
Current marketable securities	267,433	243,733
Non-current marketable securities	181,729	187,008
Total	$453,861	$444,304

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid research and development expenses	$29,141	$22,794
Prepaid general and administrative expenses	6,030	2,824
Interest receivable	3,740	3,449
Other	2,258	1,717
Total	$41,169	$30,784

Accrued expenses and other liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued research and development expenses	$29,635	$30,484
Accrued personnel costs	5,827	10,514
Accrued general and administrative expenses	4,412	2,856
Other	1,513	103
Total	$41,387	$43,957

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

The Company recorded $0.4 million deferred tax benefit in relation to its operations in the U.S. during the three months ended June 30, 2025. The Company recorded $0.3 million deferred tax benefit in relation to its operations in the U.S. during the three months ended June 30, 2024. The Company has recorded $0.8 million deferred tax expense in relation to its operations in the U.S. during the six months ended June 30, 2025. The Company recorded $0.7 million deferred tax expense in relation to its operations in the U.S. during the six months ended June 30, 2024.

The effective income tax rate of 1.2% during the three months ended June 30, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate of 4.9% during the three months ended June 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands.

The effective income tax rate of 1.5% during the six months ended June 30, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate of 4.2% during the six months ended June 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. It contains a broad range of tax reform provisions affecting businesses, including extending and modifying many provisions of the Tax Cuts and Jobs Act. Certain provisions will take effect beginning in 2026, while others apply retroactively to January 1, 2025. The Company is evaluating the full effects of the legislation on its estimated annual effective tax rate and cash tax position but expects that the legislation will likely not have a material impact on its financial statements.

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

On February 11, 2025, Xencor filed two petitions for inter partes review (IPR) before the Patent Technical Appeal Board (PTAB) of U.S. Patent Nos. 9,358,268 (the "'268 Patent") and 11,926,859 (the "'859 Patent"), challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. On May 30, 2025, the Company filed requests for discretionary denial of institution of each petition. On June 30, 2025, Xencor filed oppositions to the Company’s discretionary denial briefs. The Company filed reply briefs on July 9, 2025, and Xencor filed sur-reply briefs on July 11, 2025. On July 17, 2025, the Acting Director of the United States Patent and Trademark Office (USPTO) issued a decision denying the Company’s requests for discretionary denial and referring the petitions to the PTAB to handle in the normal course, including by issuing a decision on whether to institute a petition, addressing the merits and other non-discretionary considerations. On June 30, 2025, the Company filed a Patent Owner’s Preliminary Response (POPR) under 37 C.F.R. § 42.107, addressing the merits of Xencor’s petitions and other statutory considerations, in each IPR proceeding, asserting institution should be denied for both patents. A decision from the PTAB on whether to institute IPR proceedings on the merits for the '268 Patent and '859 Patent is expected within three months after the POPR filing.

On August 19, 2022, Kymab Limited ("Kymab"), a subsidiary of Sanofi, filed a notice of opposition against the Company's EP3456190 patent (the "'190 patent"), entitled "Antibody Producing Transgenic Murine Animal," in the European Opposition Division of the European Patent Office (the "EPO"). The notice asserted, as applicable, the '190 patent is contrary to the provision of Article 123(2) EPC, Article 75(1) EPC and Article 100(c) EPC, and alleges the '190 patent lacks novelty and/or is obvious contrary to the provisions of Articles 54 and/or 56 EPC, and Article 100(a) EPC, and that the specification of the '190 patent does not provide sufficient disclosure of the subject matter of the inventions contravening Article 83 EPC and Article 100(b). On January 17, 2023, the Company timely filed a response before the European Opposition Division of the EPO contesting each of these assertions, with further oral proceedings scheduled to follow on January 18, 2024. On June 2, 2023, the European Opposition Division issued a non-binding preliminary decision. On January 18, 2024, the European Opposition Division held oral proceedings addressing each allegation of invalidity raised by Kymab and maintained the '190 patent as granted, and issued a written decision documenting these conclusions on February 16, 2024. In April 2024, Kymab filed a notice of appeal before the Technical Board of Appeals, and Grounds of Appeal on June 17, 2024. The Company filed a response to Kymab's notice of appeal on October 18, 2024. Kymab filed a letter of the opponent on April 14, 2025, maintaining arguments provided in the grounds in its notice of appeal, with further submissions by the parties and proceedings to follow. Oral proceedings are now scheduled to occur on July 9, 2026. The Company does not expect significant impact on its assets or liabilities as a result of the opposition proceeding.

7. Leases

The Company has noncancelable operating leases for offices and lab spaces expiring at various dates through 2032.

In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2025, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI are included within variable lease costs. There have been no material changes in the Company’s lease arrangements for the three months ended June 30, 2025.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$545	$518	$1,058	$1,034
Variable lease cost	76	63	129	118
Total lease cost included in operating expenses	$621	$581	$1,187	$1,152
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$566	$542	$1,101	$1,085

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

As of June 30, 2025, research activities have commenced, but no milestones have been achieved.

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

As of June 30, 2025, no milestones have been achieved, $0.01 million of royalties have been earned, and $13.3 million has been earned related to sales of the existing quantities of zenocutuzumab.

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

As of June 30, 2025, the performance obligation related to the granting of the research license has been satisfied and as such, the $5.0 million upfront payment of Biohaven shares was recognized as revenue during the first quarter ended March 31, 2025. No other performance obligations have been achieved to date.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly extended the research term to January 2025. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline extended beyond this first extension, and such an extension into 2025 resulted in a fee of $0.5 million. Lilly exercised the second six month extension in May 2024 and the Company received the $0.5 million extension fee payment in July 2024. The $0.5 million extension is included in the Lilly cost-to-cost model as of June 30, 2025 and June 30, 2024.

As of June 30, 2025, the research term concluded, no Company research activities were on-going, two programs are being advanced for development by Lilly, and no milestones have been achieved.

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

During the three months ended June 30, 2025, the Company recognized a $1.0 million milestone from Incyte related to a candidate nomination. There have not been any other milestones recognized during the year.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three and six months ended June 30, 2025.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2025	$—	$—	$—	$—	$—	$—	$—
Billings	2,506	81	—	14,115	—	—	16,702
Cash receipts	(1,759)	(81)	—	(9)	—	—	(1,849)
Adjustments	—	—	—	—	—	—	—
Foreign exchange	2	—	—	2	—	—	4
Balance at June 30, 2025	$749	$—	$—	$14,108	$—	$—	$14,857

Unbilled receivables
Balance at January 1, 2025	$597	$78	$—	$400	$—	$186	$1,261
Accrued receivables	4,088	8	—	13,884	—	—	17,980
Billings	(3,248)	(81)	—	(14,518)	—	—	(17,847)
Adjustments	186	—	—	—	—	(186)	—
Foreign exchange	—	—	—	638	—	—	638
Balance at June 30, 2025	$1,623	$5	$—	$404	$—	$—	$2,032

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2025	$17,598	$166	$51,252	$400	$—	$—	$69,416
Additions to contract consideration	—	—	—	—	5,122	—	5,122
Revenue recognized in the period	(8,640)	(166)	(3,630)	(388)	(5,122)	—	(17,946)
Foreign exchange	1,635	—	6,255	19	—	—	7,909
Balance at June 30, 2025	10,593	—	53,877	31	—	—	64,501
Less: current portion	(10,593)	—	(15,770)	(31)	—	—	(26,394)
Non-current balance at June 30, 2025	$—	$—	$38,107	$—	$—	$—	$38,107

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended June 30, 2025
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,505	$—	$1,271	$128	$—	$—	$5,904
Reimbursement revenue	1,528	—	—	416	—	—	1,944
Milestones	980	—	—	—	—	—	980
Other	—	—	—	—	—	—	—
Total collaboration revenue	7,013	—	1,271	544	—	—	8,828
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$7,013	$—	$1,271	$544	$—	$—	$8,828
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,505	$—	$1,271	$128	$—	$—	$5,904

	Three Months Ended June 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,266	$462	$1,207	$—	$—	$—	$5,935
Reimbursement revenue	1,202	190	—	—	—	—	1,392
Milestones	—	—	—	—	—	—	—
Other	—	—	—	—	—	5	5
Total collaboration revenue	5,468	652	1,207	—	—	5	7,332
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$5,468	$652	$1,207	$—	$—	$5	$7,332
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,266	$462	$1,207	$—	$—	$—	$5,935

	Six Months Ended June 30, 2025
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$8,640	$166	$3,630	$388	$5,122	$—	$17,946
Reimbursement revenue	2,251	4	—	795	—	—	3,050
Milestones	980	—	—	—	—	—	980
Other	—	—	—	—	—	—	—
Total collaboration revenue	$11,871	$170	$3,630	$1,183	$5,122	$—	$21,976
Commercial material revenue	—	—	—	13,331	—	—	13,331
Royalty revenue	—	—	—	9	—	—	9
Total revenue	$11,871	$170	$3,630	$14,523	$5,122	$—	$35,316
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,640	$166	$3,630	$388	$5,122	$—	$17,946

	Six Months Ended June 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$8,568	$1,272	$1,207	$—	$—	$—	$11,047
Reimbursement revenue	2,660	504	—	—	—	—	3,164
Milestones	1,000	—	—	—	—	—	1,000
Other	—	—	—	—	—	10	10
Total collaboration revenue	$12,228	$1,776	$1,207	$—	$—	$10	$15,221
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$12,228	$1,776	$1,207	$—	$—	$10	$15,221
Revenue recognized that was included in deferred revenue at the beginning of the period	$8,568	$1,272	$1,207	$—	$—	$—	$11,047

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

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through June 30, 2025.

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

On June 3, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein (collectively, the “2025 Underwriters”), in connection with the issuance and sale by the Company in a public offering of 5,263,158 common shares of the Company, nominal value €0.09 per share, at a public offering price of $57.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-277465), which became effective upon filing on February 28, 2024, and a prospectus supplement thereunder. Under the terms of the 2025 Underwriting Agreement, the Company also granted the 2025 Underwriters an option exercisable for 30 days to purchase up to an additional 789,473 common shares at the public offering price, less underwriting discounts and commissions. On June 4, 2025, the 2025 Underwriters exercised this option in full. The offering closed on June 5, 2025, and the Company received net proceeds of approximately $326.0 million, after deducting underwriting discounts and commissions.

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$10,147	$5,220	$17,246	$7,115
General and administrative	10,206	6,466	17,925	9,364
Total	$20,353	$11,686	$35,171	$16,479

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $26.97 per option for the 2,435,401 options granted during the six months ended June 30, 2025. The following assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2025.

Volatility	66.1%
Risk-free interest rate	4.3%
Expected holding period (in years)	6.2
Dividend yield	-

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

The U.S. Food and Drug Administration (FDA) approved BIZENGRI® (zenocutuzumab-zbco), the first and only treatment indicated for adults with pancreatic adenocarcinoma or NSCLC that are advanced, unresectable or metastatic and harbor a neuregulin 1 (NRG1) gene fusion who have disease progression on or after prior systemic therapy. Using our Biclonics® platform we have produced, and are currently developing, the following candidates: MCLA-128 (zenocutuzumab), which we are exploring for potential other development opportunities beyond NRG1 fusion; MCLA-158 (petosemtamab) for the potential treatment of solid tumors, including 1L PD-L1+ recurrent/metastatic (r/m) head and neck squamous cell carcinoma (HNSCC) in combination with pembrolizumab, and 2/3L r/m HNSCC as monotherapy; and in mCRC in 1L and 2L in combination with standard chemotherapy and 3L+ metastatic colorectal cancer (mCRC) as monotherapy; MCLA-129, for the potential treatment of lung and other solid tumors, which is subject to a collaboration and license agreement, which permits Betta Pharmaceuticals Co. Ltd. (Betta) to exclusively commercialize MCLA-129 in China, if approved, while Merus retains full ex-China rights. Furthermore, we have a pipeline of proprietary antibody candidates in pre-clinical development and intend to further leverage our ADClonics®, Biclonics® and Triclonics® technology platforms to identify multispecific antibody candidates and multispecific ADCs and advance them into clinical development.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $892.0 million as of June 30, 2025 will fund our operations at least into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of producing and testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registrational trial investigating petosemtamab in combination with pembrolizumab in 1L PD-L1+ r/m head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN1 trial, and phase 3 registrational trial investigating petosemtamab monotherapy in 2/3L HNSCC, the LiGeR-HN2 trial, are enrolling, with both trials expected to be substantially enrolled by year-end, and a potential top line interim readout for one or both trials in 2026; phase 2 trial in 1L and 2L metastatic colorectal cancer (mCRC) cohorts of petosemtamab in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy are enrolling; mCRC initial clinical data planned for the second half of 2025.

An updated analysis of the interim clinical data from the phase 2 trial of petosemtamab with pembrolizumab as 1L treatment of PD-L1+ (CPS ≥ 1) r/m HNSCC was presented in a poster at the June, 2025 American Society of Clinical Oncology® (ASCO®) Annual Meeting as of a February 27, 2025 data cutoff. 45 patients were treated. The efficacy evaluable population consisted of 43 patients who were treated (with one or more doses) as of the data cutoff date and either ≥1 post-baseline tumor assessment, or discontinued early due to disease progression or death. Median follow up was 14.3 months for the 45 patients. In 43 evaluable patients, there was a confirmed overall response rate: 63% (27/43, 95% CI: 49-75), including 6 complete responses, 21 partial responses by Response Evaluation Criteria in Solid Tumors v1.1. per investigator assessment, including 4 of 8 patients with HPV associated cancer responded; responses observed across PD-L1 levels (CPS 1-19: 47% [8/17]; CPS > 20: 73% [19/26]); median progression-free survival was 9 months (95% CI: 5.2-12.9); median duration of response and median overall survival (OS) were not reached; 79% overall survival rate at 12-months (30/43 censored after the 12 month mark); at the time of data cutoff, 14 patients, each of whom are responders, remained on treatment. In 45 patients, the combination was generally well tolerated and no significant overlapping toxicities with pembrolizumab were observed. Treatment-emergent adverse events (TEAEs) were reported in 45 patients. Grade (G) ≥3 TEAEs occurred in 27 (60%) patients, including 20 (44%) patients who experienced treatment-related TEAEs. Infusion-related reactions (composite term) were reported in 38% of patients (all Gs) and 7% (G3), no G4 or 5, mainly occurred during the first infusion and were resolved.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and six months ended June 30, 2025 and 2024

Revenue

The following is a comparison of revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Incyte	$7.0	$5.5	$1.5	$11.9	$12.2	$(0.3)
Lilly	—	0.6	(0.6)	0.2	1.8	(1.6)
Gilead	1.3	1.2	0.1	3.6	1.2	2.4
PTx	0.5	—	0.5	1.2	—	1.2
Biohaven	—	—	—	5.1	—	5.1
Other	—	—	—	—	—	—
Total collaboration revenue	$8.8	$7.3	$1.5	$22.0	$15.2	$6.8
Total commercial material revenue	$—	$—	$—	$13.3	$—	$13.3
Total royalty revenue	$—	$—	$—	$—	$—	$—
Total revenue	$8.8	$7.3	$1.5	$35.3	$15.2	$20.1

Total revenue for the three months ended June 30, 2025 increased by $1.5 million as compared to the three months ended June 30, 2024, primarily as a result of increases in Incyte revenue of $1.5 million, PTx revenue of $0.5 million, and Gilead revenue of $0.1 million, partially offset by decreases in Lilly revenue of $0.6 million. The Incyte revenue increase is primarily the result of increases in milestone revenue of $1.0 million, increases in cost reimbursements of $0.3, and increases in Incyte upfront payment amortization of $0.2 million. The PTx revenue increase is primarily driven by increases in PTx cost reimbursements of $0.4 million and increases in upfront payment amortization of $0.1 million. The Gilead revenue increase is primarily driven by increases in upfront payment amortization of $0.1 million. The Lilly revenue decrease is primarily driven by decreases in upfront payment amortization of $0.4 million and decreases in Lilly cost reimbursement of $0.2 million.

Total revenue for the six months ended June 30, 2025 increased by $20.1 million as compared to the six months ended June 30, 2024, primarily as a result of commercial material revenue sold to PTx of $13.3 million and increases in collaboration revenue of $6.8 million. The collaboration revenue increase is primarily due to increases in Biohaven upfront payment amortization of $5.1 million, Gilead upfront payment amortization of $2.4 million, and PTx cost reimbursements of $0.8 million and PTx upfront payment amortization of $0.4 million, partially offset by decreases in Incyte collaboration revenue of $0.3 million and Lilly revenue of $1.6 million. The Incyte collaboration revenue decrease is primarily due to decreases in cost reimbursements of $0.4 million partially offset by increases in Incyte upfront payment amortization of $0.1 million due to changes in foreign exchange rates. The Lilly collaboration revenue decrease is primarily due to decreases in upfront payment amortization of $1.1 million and decreases in Lilly cost reimbursement of $0.5 million. The change in exchange rates did not significantly impact collaboration revenue.

As of June 30, 2025, we had total deferred revenue of $64.5 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement and our Incyte collaboration agreement. The remaining deferred revenue of $53.9 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target. The remaining deferred revenue of $10.6 million from the Incyte collaboration agreement is expected to be recognized over the next year. The change in deferred revenue compared to December 31, 2024 is due to progress towards the development of the Gilead programs and the passage of time for Incyte.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Research and development	$93.9	$49.1	$44.8	$174.0	$87.7	$86.3
General and administrative	25.3	22.6	2.7	47.4	38.7	8.7
Total operating expenses	$119.2	$71.7	$47.5	$221.4	$126.4	$95.0

Research and Development Expense

The following table summarizes our research and development expenses by product candidate for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$68,967	$24,857	$44,110
Zenocutuzumab - MCLA-128	(1,916)	$6,762	(8,678)
MCLA - 129	2,942	3,236	(294)
Research general	2,968	2,454	514
Total Program Costs	$72,961	$37,309	$35,652
R&D Employee-Related Expenses - Unallocated	16,419	9,235	7,184
Other Indirect R&D Expenses - Unallocated	4,546	2,575	1,971
Total Research and development expenses	$93,926	$49,119	$44,807

The following table summarizes our research and development expenses by type for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$71,788	$33,816	$37,972
Wages, salaries and other employee benefits	6,272	4,015	2,257
Share-based compensation	10,147	5,220	4,927
Consultants	2,903	3,344	(441)
Depreciation and amortization	286	304	(18)
Facilities and other related	2,530	2,420	110
Total research and development expenses	$93,926	$49,119	$44,807

Research and development expense for the three months ended June 30, 2025 increased by $44.8 million as compared to the three months ended June 30, 2024. The increase in R&D expense is primarily driven by an increase of $37.9 million in clinical trial support provided by contract manufacturing and development organizations and contract research organizations, most of which is related to the petosemtamab clinical trials. The increase is also due to increases in personnel related expenses including share-based compensation of $7.2 million, and increases in facilities and depreciation expenses of $0.1 million, partially offset by decreases in consulting expenses of $0.5 million.

The following table summarizes our research and development expenses by product candidate for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$117,794	$38,323	$79,471
Zenocutuzumab - MCLA-128	5,655	$13,520	(7,865)
MCLA - 129	3,790	8,730	(4,940)
Research general	5,381	5,235	146
Total Program Costs	$132,620	$65,809	$66,811
R&D Employee-Related Expenses - Unallocated	28,251	14,765	13,486
Other Indirect R&D Expenses - Unallocated	13,171	7,129	6,042
Total Research and development expenses	$174,042	$87,703	$86,339

The following table summarizes our research and development expenses by type for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$135,072	$61,371	$73,701
Wages, salaries and other employee benefits	11,005	7,650	3,355
Share-based compensation	17,246	7,115	10,131
Consultants	5,556	6,020	(464)
Depreciation and amortization	550	559	(9)
Facilities and other related	4,613	4,988	(375)
Total research and development expenses	$174,042	$87,703	$86,339

Research and development expense for the six months ended June 30, 2025 increased by $86.3 million as compared to the six months ended June 30, 2024. The increase in R&D expense is primarily driven by an increase of $73.7 million in clinical trial support provided by contract manufacturing and development organizations and contract research organizations, most of which is related to the petosemtamab clinical trials. The increase is also due to increases in personnel related expenses including share-based compensation of $13.5 million. The increases are partially offset by decreases in consulting expenses of $0.5 million and decreases in facilities and depreciation expenses of $0.4 million.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2025 increased by $2.7 million as compared to the three months ended June 30, 2024, primarily as a result of increases in personnel related expenses including share-based compensation of $5.0 million, increases in facilities and depreciation expense of $0.7 million, increases in legal expenses of $0.6 million, and increases in travel expenses of $0.2 million, partially offset by decreases in consulting expenses of $3.6 million and decreases in intellectual property and license expenses of $0.3 million.

General and administrative expense for the six months ended June 30, 2025 increased by $8.7 million as compared to the six months ended June 30, 2024, primarily as a result as a result of increases in personnel related expenses including share-based compensation of $10.3 million, increases in facilities and depreciation expense of $1.0 million, increases in legal expenses of $0.8 million, increases in finance and human resources expenses of $0.1 million and increases in travel expenses of $0.1 million, partially offset by decreases in consulting expenses of $3.4 million and decreases in intellectual property and license expenses of $0.3 million.

Other Income (Loss), Net

The following is a comparison of other income (loss), net:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Interest income, net	$7.1	$7.1	$—	$14.3	$12.0	$2.3
Foreign exchange gains (loss)	(51.9)	9.6	(61.5)	(76.2)	18.1	(94.3)
Other expense	(1.2)	—	(1.2)	(3.0)	—	(3.0)
Total other income (loss), net	$(46.0)	$16.7	$(62.7)	$(64.9)	$30.1	$(95.0)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables, and changes in fair value of our equity investments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Current	$2.3	$2.6	$(0.3)	$3.0	$2.8	$0.2
Deferred	(0.4)	(0.3)	(0.1)	0.7	0.6	0.1
Total tax expense (benefit), net	$1.9	$2.3	$(0.4)	$3.7	$3.4	$0.3

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

Income tax expense for the three and six months ended June 30, 2025 decreased by $0.4 million and increased by $0.3 million, respectively, as compared to the three and six months ended June 30, 2024. The increase in the year to date results is primarily due to an increase in book income before tax, an increase in temporary differences due to personnel related expenses, partially offset by a decrease in permanent differences due to a decrease share option exercises in 2025.

Net Loss

Net loss for the three and six months ended June 30, 2025 was $158.2 million and $254.7 million, respectively compared to net loss for the three and six months ended June 30, 2024 of $50.0 million and $84.5 million, respectively. The change in net loss was primarily due to the change in commercial material revenue, collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of June 30, 2025, we had $892.0 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the 2024 Sales Agreement through June 30, 2025.

On June 3, 2025, we entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Jefferies LLC, BofA Securities, Inc., Leerink Partners LLC, Guggenheim Securities, LLC and Truist Securities, Inc., as representatives of the several underwriters named therein (collectively, the “ 2025 Underwriters”), in connection with the issuance and sale by us in a public offering of 5,263,158 of our common shares, nominal value €0.09 per share, at a public offering price of $57.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and accompanying prospectus (Registration No. 333-277465), which became effective upon filing on February 28, 2024, and a prospectus supplement thereunder. Under the terms of the 2025 Underwriting Agreement, we also granted the 2025 Underwriters an option exercisable for 30 days to purchase up to an additional 789,473 common shares at the public offering price, less underwriting discounts and commissions. On June 4, 2025, the 2025 Underwriters exercised this option in full. The offering closed on June 5, 2025, and we received net proceeds of approximately $326.0 million, after deducting underwriting discounts and commissions.

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

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Six Months Ended June 30,
	2025	2024	Change
	(in millions)
Net cash used in operating activities	$(165.7)	$(38.8)	$(126.9)
Net cash provided by (used in) investing activities	$(16.2)	$(8.8)	$(7.4)
Net cash provided by financing activities	$340.0	$475.1	$(135.1)

Net cash used in operating activities during the six months ended June 30, 2025 increased by $126.9 million as compared to the six months ended June 30, 2024, primarily as a result of increases in cash outflows related to operating expenses of $80.0 million, and decreases in cash inflows from revenues of $55.0 million, partially offset by increases in cash inflows from other income of $10.4 million.

Net cash used in investing activities during the six months ended June 30, 2025 increased by $7.4 million as compared to the six months ended June 30, 2024 primarily due to increases in purchases of marketable securities of $64.6 million, partially offset by increases in proceeds from maturities of marketable securities of $55.9 million and decreases in purchases of property and equipment of $1.3 million.

Net cash provided by financing activities during the six months ended June 30, 2025 decreased by $135.1 million as compared to the six months ended June 30, 2024 primarily due to decreases in net proceeds received from the 2025 Underwriting Agreement compared to the 2024 Underwriting Agreement of $108.8 million and the Gilead collaboration agreement of $22.6 million, and decreases in proceeds from share option exercises of $3.7 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of June 30, 2025, marketable securities were $449.2 million. As of June 30, 2024, marketable securities were $216.9 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of June 30, 2025 or June 30, 2024.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 20% weakening of the U.S. dollar compared to the euro would have increased our net loss for the quarter ended June 30, 2025, by approximately $32.3 million and increased our currency translation adjustment by approximately $192.6 million. A hypothetical 20% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an oncology company with a limited operating history. We have incurred net losses of $254.7 million and $84.5 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,223.1 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of June 30, 2025 will be sufficient to fund our operations at least into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

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

Beyond BIZENGRI®'s accelerated approval by the FDA, we cannot be certain that any of our antibody candidates will be successful in clinical trials or receive regulatory approval. Further, our antibody candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our antibody candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our antibody candidates, our revenues will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

The ADClonics® technology platform is unproven, novel approach to the production of antibody drug conjugates for therapeutic intervention.

We have not received regulatory approval for a therapeutic based on a full-length human bispecific or trispecific IgG antibody drug conjugate, which attaches a linker and payload to our proprietary format. We cannot be certain that our approach will lead to the development of approvable or marketable products.

Our ADClonics® technology platform relies on third parties for linker, payload technologies and biological materials. These elements have not always met our expectations or requirements, and any disruption in the supply of these materials could materially adversely affect our business. Although we have control processes, auditing and screening procedures, such materials are susceptible to quality issues, damage, developability issues and contamination and may contain active pathogens, which could negatively impact our ability to successfully research, develop or commercialize our ADClonics® candidates, which would materially adversely affect our business, financial condition and results of operations.

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
•
compliance with international privacy regulations, including the EU General Data Protection Regulation (GDPR) and United Kingdom General Data Protection Regulation (UK GDPR);
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

Furthermore, on April 11, 2025 the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burden on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive,into closer alignment with the (EU) CTR. The amendment will become applicable on April 10, 2026, following a one-year transition period, and the UK's medicines regulator (the Medicines and Healthcare products Regulatory Agency (MHRA)), will publish guidance intended to provide support during the transition period and once the amendment becomes applicable.

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

Patients treated with petosemtamab have experienced adverse reactions that may be treatment related. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. A safety update was provided for petosemtamab in December 2024 at the ESMO Asia Congress 2024, with a safety data cutoff date of July 5, 2024 for the treatment of 82 pt receiving petosemtamab 1500mg Q2W in patients with 2L+ HNSCC. In 2024, we commenced a Phase 1/2 investigation of petosemtamab monotherapy in patients with metastatic colorectal cancer (mCRC) having three or more prior lines of therapy (3L+). In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with a safety update provided for MCLA-129 in December 2023 at the ESMO Asia Congress 2023 held in Singapore, December 1-3, and an additional update in June 2024 at ASCO with a safety data cutoff date of February 16, 2024, for the treatment of 22 pt receiving MCLA-129 1500mg Q2W in patients with MET Exon 14 Skipping Mutation (METexon14) NSCLC.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with pembrolizumab as a potential front-line therapy for relapsed/metastatic (r/mm) HNSCC expressing PD-L1 (combined positive score (CPS) ≥ 1) (PD-L1+). A safety update was provided in June 2024 at ASCO, with a safety data cutoff date of March 6, 2024 for the treatment of 42 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. A safety update was further provided in June 2025 at ASCO, with a safety data cutoff date of February 27, 2025 for the treatment of 43 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. In September 2024, we also initiated a phase 3 study investigating this combination in patients with 1L r/m PD-L1+ HNSCC to evaluate safety and clinical activity in this population, referred to as the LiGeR-HN1 trial. We have observed certain adverse events from patients receiving the combination of petosemtamab and pembrolizumab, including infusion related reactions, and asthenia. Common side effects with pembrolizumab when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. We provided a safety update for petosemtamab in combination with pembrolizumab in June 2024 at the 2024 American Society of Clinical Oncology annual meeting with a data cutoff date of March 6, 2024. In 2024, we commenced a Phase 2 investigation of the combination of petosemtamab with FOLFIRI or FOLFOX, in patients with mCRC. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving these combinations. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with osimertinib, a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on osimertinib. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with osimertinib, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, venous thromboembolism (VTE, composite term) and treatment-related interstitial lung disease, with additional details on safety reported at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In addition, osimertinib has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2024, we also commenced a Phase 2 investigation of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving this combination. In 2022, we commenced a Phase 1 investigation of MCLA-145 in combination with pembrolizumab in solid tumors. We continue to monitor and evaluate patients enrolled and have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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

For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, launched by the European Commission in November 2020. The European Commission's proposal for a revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory exclusivity and revising the eligibility for expedited pathways) was published on April 26, 2023. The European Parliament and the Council of the EU adopted their respective positions on April 10, 2024, and June 4, 2025. Subsequent inter-institutional trilogue negotiations have started and are expected to last until at least the end of 2025/early 2026. The proposed revisions remain to be agreed upon and adopted, and are not expected to become applicable before the end of 20262027.The revisions may, however, have a significant impact on the biopharmaceutical industry and our business in the long term.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of BIZENGRI® or any other product candidate that we or our partners may commercialize.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for
BIZENGRI® or our antibody candidates or additional pricing pressures.

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

The current U.S. administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how these proposals may be implemented, should that occur, these policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for any future products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

The regulation of companion diagnostics is subject to further requirements since the IVDR became applicable and introduced a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue an EU certificate of conformity, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicinal products, or the medicinal product is already authorized through the centralized procedure, or a marketing authorization (MA) application for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from national competent authorities or the EMA. These modifications may make it more difficult and costly for us to obtain regulatory clearances, approvals or certifications for our companion diagnostics or to manufacture, market or distribute our products after clearance, approval or certification is obtained.

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

Our and our collaborators’ clinical trial programs and research collaborations outside the U.S. may implicate international data protection laws, including, in the Europe Economic Area (EEA), the GDPR, UK GDPR and local laws further implementing or supplementing the GDPR. The GDPR imposes more stringent operational requirements for processors and controllers of personal data including requirements for such companies to be able to ensure and be able to demonstrate compliance with the GDPR. If our or our collaborators’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. In addition to statutory enforcement, a non-compliance can lead to compensation claims by affected individuals (including class actions), negative publicity and a potential loss of business.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Such transfers need to be legitimized by a valid transfer mechanism under the GDPR. Case law from the Court of Justice of the EU (CJEU) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for EU citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. We currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses as relevant to transfer personal data outside the EEA and the UK, including to the United States, with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and implement revised standard contractual clauses and other relevant documentation for existing data transfers arrangements within required time frames.

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

In addition, even if a pharmaceutical product obtains a MA in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all.

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

If our collaboration and license agreement with Betta Pharma or our research and license agreements with Ono are terminated with respect to one or more programs, or the pre-clinical assets associated with the Ono license agreements fail to advance into the clinic, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, or if Betta Pharma or Ono fail to meet their obligations under the respective agreements, this could adversely affect the reputation of our Biclonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Betta Pharma that permit us to supervise its development efforts for MCLA-129, for which it has development and product rights in China, we cannot guarantee that this clinical antibody candidate will be developed in China in accordance with our standards as applied to our wholly owned programs or in a manner suitable for ex-China development or in a manner that does not detract from our development of MCLA-129 outside of China. Ono is currently clinically developing at least two antibody programs generated by us under a license agreement with Merus through use of our proprietary Biclonics® platform. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our platform in future license agreements to further expand the use of our platform and generate future revenue. Should the Betta Pharma collaboration or Ono license agreements fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated antibody candidates so that we may continue development activities, or we may be forced to discontinue development of terminated antibody candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

The collaboration and license agreement with Biohaven is important to our business. If our ADClonics® antibodies researched and developed in this collaboration and license agreement fail to advance or experience unacceptable safety or efficacy results, this could adversely impact the reputation of our platform and our ability to engage in future collaborations.

If our collaboration and license agreement with Biohaven is terminated with respect to one or more programs, or experience negative results with respect to safety, efficacy, manufacturability, or other features of research and development, or if Biohaven fails to meet its obligations under the collaboration and license agreement, this could adversely affect the reputation of our ADClonics® technology platform and our ability to engage in future collaborations or licensing agreements. While we have certain contractual provisions in place in our collaboration and license agreement with Biohaven that permit us to supervise development efforts for the three ADC programs, for which we share development and product rights, we cannot guarantee that the preclinical and potential future clinical antibody candidates will be developed in accordance with our standards as applied to our wholly owned programs. To the extent these assets do not successfully advance through clinical development, this may impair our ability to leverage our Multiclonics® and ADClonics® platforms in future license agreements to further expand the use of our platform and generate future revenue. Should the Biohaven collaboration and license agreement fail or be terminated, any suitable alternative collaboration or license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us. If these agreements were to be terminated, and whether or not we identify a suitable alternative collaborator, we may need to seek additional financing to support the research and development of any terminated ADC candidates so that we may continue development activities, or we may be forced to discontinue development of terminated ADC candidates, each of which could, depending on the stage of development and investment, have a material adverse effect on our business.

The license agreement with PTx is important to our business. If BIZENGRI® (zenocutuzumab-zbco) exclusively licensed to PTx for commercialization in the United States for NRG1+ cancer fails to generate revenue, this could adversely impact the reputation of our business and our ability to engage in future commercialization agreements.

If our license agreement with PTx fails to generate revenue, or experiences negative results with maintenance of BIZENGRI®'s accelerated approval, conversion to full approval, or experiences a failed transition with respect to the CRO and CMDO that we have worked with for the development of BIZENGRI®, or if PTx fails to meet its obligations under the license agreement, this could adversely affect the reputation of our Company, our ability to generate revenue from this license and our ability to engage in future collaborations or commercial licensing agreements. While we have certain contractual provisions in place in our license agreement with PTx that require PTx to exercise diligence in the commercialization of BIZENGRI® and permit us to supervise its efforts, we cannot guarantee that this will lead to significant revenue or performance by PTx in accordance with its obligations under the license agreement or to our standards as applied to our wholly owned programs. Should the PTx license agreement fail or be terminated, any suitable alternative license agreement would take considerable time to negotiate, if at all, and could also be on less favorable terms to us, and our own efforts to commercialize BIZENGRI® post-termination may be hampered by a transition of the asset back to Merus. If this agreement were to be terminated, and whether or not we identify a suitable alternative licensee, we may need to seek additional financing to support the commercialization of BIZENGRI®, so that we may continue marketing activities, or we may be forced to discontinue commercialization, each of which could have a material adverse effect on our business.

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

We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for the supply of cGMP-grade clinical trial materials and commercial quantities of our antibody candidates and products, if approved. Reliance on third-party providers may expose us to more risk than if we were to manufacture antibody candidates ourselves. The facilities used by our CMOs to manufacture our antibody candidates must be approved by the FDA foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA to the FDA, or similar applications to foreign regulatory authorities. We have limited control over the manufacturing process, and beyond contractual terms, we are completely dependent on our CMOs for compliance with cGMP or similar foreign requirements for the manufacture of our antibody candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, or are unable to do so in a timely manner, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities or may result in delay of our ability to obtain marketing authorization, if any, of our antibody candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our antibody candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our antibody candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our antibody candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. Furthermore, third-party providers may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement because of their own financial difficulties or business priorities, at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our clinical or commercial activities could be harmed. In addition, the fact that we are dependent on our collaborators, our CMOs and other third parties for the manufacture, filling, storage and distribution of our antibody candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. The sale of products containing such defects could adversely affect our business, financial condition and results of operations.

We rely on our CMOs to purchase from third-party suppliers the materials necessary to produce our antibody candidates for our clinical trials, and will rely on our existing and future collaborators and licensees to purchase from third-party suppliers the materials necessary to develop and produce our antibody candidates for future clinical trials and, upon approval, our products for commercialization. There are a limited number of suppliers for raw materials used to manufacture our antibody candidates and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our antibody candidates for our clinical trials, and if approved, ultimately for commercial sale. Apart from contractual measures, we do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers or manufacturers paid by our collaborators and licensees. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of an antibody candidate to complete the clinical trial or have secured resupply capacity, any significant delay in the supply of an antibody candidate, or the raw material components thereof, for a planned or an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our antibody candidates.

In addition, the manufacturing of our novel antibody candidates is expensive and time-consuming, and generally requires more complex processes than those associated with small-molecule drugs. If we are successful in obtaining regulatory approval for any of our antibody candidates, we might have limited quantities of such antibody candidates available to us in connection with a potential commercial launch, and these supplies may be further limited by our ongoing clinical development activities. If our manufacturers, collaborators or we are unable to purchase or produce sufficient quantities of raw materials or of our antibody candidates after regulatory approval has been obtained for our antibody candidates, the commercial launch of our antibody candidates could be delayed or there could be a shortage in supply, which in either case, would impair our ability to generate revenues from the sale of our antibody candidates. If the manufacturer of zenocutuzumab is unable to manufacture sufficient commercial supply or is unable to purchase or produce sufficient quantities of raw materials, the commercialization of zenocutuzumab by our license partner PTx could be impaired or there could be a shortage in supply, which in either case, would impair our ability to generate revenues from the sale of zenocutuzumab, and access clinical trial material to continue to develop zenocutuzumab for other future, potential indications.

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

We may not be able to successfully manufacture our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing resulting approved products, if any.

As part of the development of our clinical candidates, we have in the past, and expect to continue to transfer drug substance and drug product fill to new manufacturers and/or new facilities. We have and plan in the future plan to instruct our CMO's and third party providers to manufacture product candidates in larger batch sizes to meet anticipated clinical trial supply and potential commercial demand. We and our CMO's and third party providers may not be able to successfully repeat or increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner or at all. Significant changes or scale-up of manufacturing may require additional validation studies and/or analytical comparability studies, which are costly and which regulatory authorities must review and approve. In addition, quality issues may arise during those changes or scale-up activities. If we and our CMO's and third party providers are unable to successfully manufacture any of our product candidates in sufficient quality and quantity, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed or there may be a shortage in supply, which could significantly harm our business. Further, we have in the past and will in the future make changes in type and size of glass vials and container closure system of our clinical candidates. If we are unable to demonstrate analytical comparability for such changes that are acceptable to the FDA or similar regulatory authorities outside of the United States, our ability to obtain approvals for our clinical candidate may be harmed, which could harm our business, operating results, prospects or financial condition.

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

For example, as discussed further in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, on February 11, 2025, Xencor, Inc. (Xencor) filed two petitions for IPR before the PTAB of U.S. Patent Nos. 9,358,268 and 11,926,859, challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. On May 30, 2025, we filed requests for discretionary denial of institution of each petition. On June 30, 2025, Xencor filed oppositions to our discretionary denial briefs. We filed reply briefs on July 9, 2025, and Xencor filed sur-reply briefs on July 11, 2025. On July 17, 2025, the Acting Director of the United States Patent and Trademark Office (USPTO) issued a decision denying our requests for discretionary denial and referring the petitions to the PTAB to handle in the normal course, including by issuing a decision on whether to institute a petition, addressing the merits and other non-discretionary considerations. On June 30, 2025, we filed a Patent Owner’s Preliminary Response (POPR) under 37 C.F.R. § 42.107, addressing the merits of Xencor’s petitions and other statutory considerations, in each IPR proceeding, asserting institution should be denied for both patents. A decision from the PTAB on whether to institute IPR proceedings on the merits for the '268 Patent and '859 Patent is expected within three months after the POPR filing.

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

Despite the implementation of security measures, our information technology systems and data and those of our current or future CROs or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, and malware (e.g., ransomware malicious software), fraudulent activity, misconfigurations, "bugs", employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents that threaten the confidentiality, integrity and availability of our information technology systems and confidential information.. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are constantly increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks from divers threat actors, which are becoming more commonplace in the industry, including attempted hacking, social engineering, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of IT personnel, periodic cyber security awareness trainings, and improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions or security breaches.

We and certain of our service providers are from time to time subject to cyberattack attempts or incidents and security incidents. Any cybersecurity incident could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. To our knowledge, we, or any third party processing data on our behalf, have not experienced any significant cybersecurity incident with respect to such data since our last filing. If such an event were to occur, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings (such as class actions), which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, prospects, operating results, share price and shareholder value, and financial condition. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms at all. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections and paying increased insurance premiums.

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

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MERUS N.V.

Date: August 5, 2025	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)