Form 10-Q
period 2025-09-30
Merus N.V.
filed 2025-10-31
CIK 1651311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37773

MERUS N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Uppsalalaan 17 3rd and 4th Floor 3584 CT Utrecht The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip code)

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

As of October 26, 2025, the registrant had 75,844,579 common shares, nominal value €0.09 per share, outstanding.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the planned completion of the transactions contemplated by the transaction agreement, dated as of September 29, 2025, entered into with Genmab A/S (Genmab) and Genmab Holding II B.V., a wholly owned subsidiary of Genmab (Purchaser), and related timing, and the potential benefits and effects of the proposed transactions, our plans to develop and commercialize our product candidates, the timing of our ongoing or planned clinical trials, the planned announcement of data from our clinical trials and related timing, the timing of and our ability to obtain and maintain regulatory approvals, the potential impact of any economic conditions and the global geopolitical landscape, including global instability due to United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth and the ongoing conflicts in Europe and the Middle East on our business and operations, the potential impact of enacted U.S. federal legislation, the clinical utility and commercial potential of our product candidates, our commercialization, marketing and manufacturing capabilities and strategy, our expectations surrounding our collaborations and licenses, and related timelines, our expectations about the willingness of healthcare professionals to use our product candidates, the sufficiency of our cash, cash equivalents and investments, and the plans and objectives of management for future operations and capital expenditures.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common shares. The principal risks and uncertainties affecting our business include the following:

•
We have executed a transaction agreement with Genmab and Purchaser, which, subject to certain conditions being met, would result in us or our legal successor becoming an indirect wholly owned subsidiary of Genmab. The proposed transactions may not be completed within the expected timeframe or at all, which could adversely affect our business, and in the interim period we are subject to restrictions on our business that could also adversely affect our business and operations. Additionally, we have incurred, and will continue to incur, significant costs in connection with the proposed transactions, for which we may receive little or no benefit if the proposed transactions are not completed.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MERUS N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$367,491	$293,294
Marketable securities	268,441	243,733
Accounts receivable	19,182	1,261
Prepaid expenses and other current assets	36,815	30,784
Total current assets	691,929	569,072
Marketable securities	180,916	187,008
Property and equipment, net	11,353	10,770
Operating lease right-of-use assets	11,636	9,254
Intangible assets, net	1,751	1,679
Equity Investment	1,992	—
Deferred tax assets	1,202	1,520
Other assets	3,417	3,390
Total assets	$904,196	$782,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,392	$4,164
Accrued expenses and other liabilities	44,553	43,957
Income taxes payable	6,737	7,317
Current portion of lease obligation	2,762	1,704
Current portion of deferred revenue	24,356	29,934
Total current liabilities	86,800	87,076
Lease obligation	9,555	8,208
Deferred revenue, net of current portion	32,909	39,482
Total liabilities	129,264	134,766
Commitments and contingencies - Note 6
Shareholders’ equity:
Common shares, €0.09 par value; 105,000,000 shares authorized at September 30, 2025 and December 31, 2024; 75,840,942 and 68,828,749 shares issued and outstanding as at September 30, 2025 and December 31, 2024, respectively	7,676	6,957
Additional paid-in capital	2,066,404	1,664,822
Accumulated other comprehensive income	19,451	(55,465)
Accumulated deficit	(1,318,599)	(968,387)
Total shareholders’ equity	774,932	647,927
Total liabilities and shareholders’ equity	$904,196	$782,693

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial material revenue	$—	$—	$13,331	$—
Collaboration revenue	11,867	11,772	33,843	26,993
Royalty revenue	283	—	292	—
Total revenue	12,150	11,772	47,466	26,993
Operating expenses:
Research and development	80,017	63,239	254,059	150,942
General and administrative	28,611	20,765	75,975	59,466
Total operating expenses	108,628	84,004	330,034	210,408
Operating loss	(96,478)	(72,232)	(282,568)	(183,415)
Other income, net:
Interest income, net	8,827	10,254	23,152	22,301
Foreign exchange loss	(2,172)	(34,950)	(78,342)	(16,897)
Other income (expense)	119	—	(2,912)	—
Total other income (loss), net	6,774	(24,696)	(58,102)	5,404

Net loss before income taxes	(89,704)	(96,928)	(340,670)	(178,011)
Income tax expense	5,816	2,977	9,542	6,392
Net loss	$(95,520)	$(99,905)	$(350,212)	$(184,403)
Other comprehensive loss:
Currency translation adjustment	1,078	31,775	74,916	15,409
Comprehensive loss	$(94,442)	$(68,130)	$(275,296)	$(168,994)
Net loss per share attributable to common shareholders: Basic and diluted	$(1.26)	$(1.46)	$(4.87)	$(2.94)
Weighted-average common shares outstanding: Basic and diluted	75,675,631	68,254,120	71,910,095	62,750,425

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,212)	$(184,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,720	1,749
Amortization of intangible assets	139	133
Foreign exchange losses (gains)	87,839	13,537
Share-based compensation expense	56,143	29,971
Amortization (accretion) of discount on investments	(3,942)	(3,129)
Deferred tax expense (benefit)	318	363
Non-cash customer consideration	(1,897)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,913)	1,293
Operating lease right-of-use assets and lease obligations	(55)	(74)
Prepaid expenses and other current assets	(2,092)	(19,930)
Accounts payable	3,178	1,525
Accrued expenses and other liabilities	(4,657)	642
Deferred revenue	(20,178)	39,146
Net cash used in operating activities	(250,609)	(119,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(283,579)	(295,311)
Proceeds from maturities of marketable securities	268,320	154,602
Purchases of intangible assets	—	(163)
Purchases of property and equipment	(587)	(1,647)
Net cash used in investing activities	(15,846)	(142,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	326,025	434,863
Payments of offering costs	(524)	(325)
Proceeds from share issuance - Gilead Collaboration	—	22,613
Proceeds from share options exercised	20,656	28,790
Net cash provided by financing activities	346,157	485,941
Foreign exchange impact on cash, cash equivalents and restricted cash	(5,503)	4,513
Net increase (decrease) in cash, cash equivalents and restricted cash	74,199	228,758
Cash, cash equivalents, and restricted cash, beginning of period	294,031	205,014
Cash, cash equivalents, and restricted cash, end of period	$368,230	$433,772
SUPPLEMENTAL DISCLOSURES:
Lease liabilities arising from obtaining right-of-use assets	$1,849	$—
Income taxes paid	$9,802	$2,800
Non-cash purchases of property, equipment and intangibles	$371	$—
Non-cash financing costs	$—	$—
Non-cash issuance of share options	$—	$—
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$367,491	$432,998
Restricted cash included in non-current other assets	739	774
	$368,230	$433,772

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

MERUS N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Amounts in thousands, except share data)

	Common Shares		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2024	57,825,879	$5,883	$1,126,054	$(753,061)	$(22,533)	$356,343
Issuance of common shares - Gilead	452,527	45	22,568	—	—	22,613
Exercise of share options and vesting of restricted share units	409,145	40	7,503	—	—	7,543
Share-based compensation	—	—	4,793	—	—	4,793
Currency translation adjustment	—	—	—	—	(7,388)	(7,388)
Net loss	—	—	—	(34,456)	—	(34,456)
Balance at March 31, 2024	58,687,551	$5,968	$1,160,918	$(787,517)	$(29,921)	$349,448
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	8,682,500	848	433,682	—	—	434,530
Exercise of share options and vesting of restricted share units	482,869	47	10,081	—	—	10,128
Share-based compensation	—	—	11,686	—	—	11,686
Currency translation adjustment	—	—	—	—	(8,978)	(8,978)
Net loss	—	—	—	(50,042)	—	(50,042)
Balance at June 30, 2024	67,852,920	$6,863	$1,616,367	$(837,559)	$(38,899)	$746,772
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	—	—	8	—	—	8
Exercise of stock options and vesting of restricted stock units	573,859	56	11,063	—	—	11,119
Share-based compensation	—	—	13,492	—	—	13,492
Currency translation adjustment	—	—	—	—	31,775	31,775
Net loss	—	—	—	(99,905)	—	(99,905)
Balance at September 30, 2024	68,426,779	$6,919	$1,640,930	$(937,464)	$(7,124)	$703,261

Balance at January 1, 2025	68,828,749	$6,957	$1,664,822	$(968,387)	$(55,465)	$647,927
Exercise of share options and vesting of restricted share units	347,017	33	6,710	—	—	6,743
Share-based compensation	—	—	14,818	—	—	14,818
Currency translation adjustment	—	—	—	—	23,105	23,105
Net loss	—	—	—	(96,474)	—	(96,474)
Balance at March 31, 2025	69,175,766	$6,990	$1,686,350	$(1,064,861)	$(32,360)	$596,119
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	6,052,631	622	324,871	—	—	325,493
Exercise of share options and vesting of restricted share units	336,741	35	7,221	—	—	7,256
Share-based compensation	—	—	20,353	—	—	20,353
Currency translation adjustment	—	—	—	—	50,733	50,733
Net loss	—	—	—	(158,218)	—	(158,218)
Balance at June 30, 2025	75,565,138	$7,647	$2,038,795	$(1,223,079)	$18,373	$841,736
Issuance of common stock in connection with public offerings, net of underwriting discounts and commissions and offering costs	—	—	9	—	—	9
Exercise of stock options and vesting of restricted stock units	275,804	29	6,628	—	—	6,657
Share-based compensation	—	—	20,972	—	—	20,972
Currency translation adjustment	—	—	—	—	1,078	1,078
Net loss	—	—	—	(95,520)	—	(95,520)
Balance at September 30, 2025	75,840,942	$7,676	$2,066,404	$(1,318,599)	$19,451	$774,932

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

Since inception, the Company has generated an accumulated deficit of $1,318.6 million as of September 30, 2025. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as its antibody candidates advance through discovery, pre-clinical development and clinical trials and as it seeks regulatory approval and pursues commercialization of any approved antibody candidate.

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

Transaction Agreement

On September 29, 2025, the Company entered into a transaction agreement (“Transaction Agreement”) with Genmab A/S (“Genmab”) and Genmab Holding II B.V., a wholly owned subsidiary of Genmab (“Purchaser”).

Initial Offer, Duration and Expiration Time

Pursuant to the Transaction Agreement, Purchaser commenced a cash tender offer to purchase any and all of the issued and outstanding common shares of the Company in exchange for $97.00 per common share (the “Offer Consideration”), without interest and subject to any applicable tax withholding, on the terms and subject to the conditions set forth in the offer to purchase, dated October 21, 2025, and in the related letter of transmittal (which together constitute the “Offer”). The Offer is described in a Tender Offer Statement on Schedule TO filed by Genmab and Purchaser with the U.S. Securities and Exchange Commission ("SEC") on October 21, 2025. Unless the Offer is earlier terminated, the Offer will expire at 5:00 p.m., New York City time, on December 11, 2025 or, if the Offer is extended pursuant to and in accordance with the terms of the Transaction Agreement, the date and time to which the Offer has been so extended (the “Initial Expiration Time”, or such later expiration date and time to which the Offer has been so extended, the “Expiration Time”).

Subsequent Offering Period; Back-End Mechanics

Following the payment by Purchaser for all common shares validly tendered and not properly withdrawn pursuant to the Offer prior to the Expiration Time (the “Acceptance Time”), Purchaser will commence a subsequent offering period (the “Subsequent Offering Period”) for a period of at least ten (10) business days to purchase additional common shares. Pursuant to the Subsequent Offering Period, Purchaser will offer to purchase such additional common shares validly tendered during such Subsequent Offering Period at the Offer Consideration, without interest and subject to any applicable tax withholding (the “Subsequent Closing”, and the final date on which common shares tendered during the Subsequent Offering Period are accepted for payment and paid for, the “Subsequent Closing Date”).

Following the Subsequent Closing, if certain conditions set forth in the Transaction Agreement are met, the Company or its legal successor will become an indirect wholly owned subsidiary of Genmab through certain back-end reorganization transactions involving Genmab, Purchaser, the Company and their subsidiaries. The applicable merger, share exchange and cancellation transactions or share issuance and buy-out proceedings (to be determined in accordance with the Transaction Agreement and subject to receipt of certain tax rulings) are referred to as the “Back-End Transactions” (and, together with the Offer, the “Transactions”). The Company will, at Genmab’s request, cooperate with Genmab and Purchaser and use reasonable best efforts to cause the delisting of the Company’s common shares from the Nasdaq Stock Market LLC as promptly as practicable after the Subsequent Closing Date and the deregistration of the common shares under the Exchange Act, resulting in the cessation of the Company’s reporting obligations with respect to the common shares thereunder.

Conditions to the Offer

Purchaser’s obligation to purchase common shares pursuant to the Offer is subject to the satisfaction or (if permitted by applicable law and the terms of the Transaction Agreement) waiver of various usual and customary conditions, including: (i) the valid tendering of a sufficient number of common shares (and such tenders not having been properly withdrawn) to enable Purchaser to acquire, together with (a) any common shares Genmab, Purchaser or their respective affiliates at that time owns, and (b) any common shares irrevocably and unconditionally (subject only to the occurrence of Closing, as defined hereafter) sold and committed to be transferred, but not yet transferred, to Purchaser in writing, at least eighty percent (80%) of the Company’s issued and outstanding share capital (the “Minimum Condition”) at the Expiration Time (and prior to the Subsequent Offering Period) (the “Closing”) (under certain circumstances, Purchaser may reduce the Minimum Condition to seventy-five percent (75%) of the Company’s issued and outstanding share capital); (ii) the receipt of required approvals relating to U.S. and foreign competition filings (including the Hart-Scott-Rodino Antitrust Improvements Act of 1976), or the expiration or termination of their respective waiting periods; and (iii) the adoption of resolutions by shareholders of the Company at an extraordinary general meeting (“EGM”) to be convened in connection with the Offer (or a subsequent EGM) approving certain matters relating to the Offer, particularly, the resolutions required to consummate the relevant Back-End Transactions, and to appoint Purchaser designees to the Company’s board of directors effective upon the Closing.

Representations, Warranties and Covenants

The Transaction Agreement contains customary representations, warranties and covenants of the Company, Genmab and Purchaser, including a covenant requiring the Company to operate its business and that of its subsidiaries in the ordinary course consistent with past practice.

Treatment of Merus Equity Awards

Each option that is outstanding and unexercised immediately prior to the Acceptance Time with an exercise price per common share that is less than the Offer Consideration, whether or not fully vested and exercisable and whether or not then subject to any performance or other conditions (i) will vest in full at the Acceptance Time and (ii) be canceled immediately prior to the Closing and converted automatically into the right to receive an amount in cash, equal to the product of (a) the amount by which the Offer Consideration exceeds the applicable exercise price per common share of such option and (b) the aggregate number of common shares underlying such option, without interest and subject to any applicable tax withholding.

Termination Rights

The Transaction Agreement contains certain termination rights.

Upon termination of the Transaction Agreement, the Company has agreed to pay Genmab a termination fee of $240.0 million under specified circumstances, including (i) a termination by the Company to enter into an acquisition agreement for a Superior Proposal (as defined in the Transaction Agreement), (ii) a termination by Genmab following an Adverse Recommendation Change (as defined in the Transaction Agreement) or (iii) in the event that an Acquisition Proposal (as defined in the Transaction Agreement) is made public prior to a termination for certain specified reasons and, within 12 months of such termination, the Company consummates or enters into an agreement with respect to an Acquisition Proposal.

The Transaction Agreement also provides that Genmab will be required to pay a regulatory termination fee of $416.0 million to the Company if the Transaction Agreement is terminated by either Genmab or the Company because the Acceptance Time has not occurred by the outside date (as may be extended pursuant to the Transaction Agreement), and as of termination, the conditions to the Offer related to the expiration or termination of the HSR waiting period or the absence of any law or order that prohibits consummation of the Offer, the Back-End Transactions or the other transactions contemplated by the Transaction Agreement or that has the effect of making the Offer, the Back-End Transactions or the other transactions contemplated by the Transaction Agreement illegal if arising under any antitrust law have not been satisfied, and all other conditions to the Offer (other than those conditions that by their nature are to be satisfied at the Acceptance Time) have been satisfied or waived.

2. Summary of Significant Accounting Policies

The principal accounting policies applied in the preparation of these unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “Annual Report on Form 10-K”). There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

The unaudited condensed consolidated financial statements include the accounts of Merus N.V. and its wholly owned, controlled subsidiary, Merus US, Inc. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, these financial statements reflect all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the unaudited condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2025 and 2024 are referred to as the third quarter of 2025 and 2024, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its clinical-stage programs and its plans to pursue commercialization of any antibody candidate, if approved, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2025, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. Additional details of the Company’s cash runway are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The reconciliation of segment operating results to the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2025 and 2024 is as follows:

	For the three months ended September 30,
	2025
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Commercial material revenue	$-	$-		$-
Collaboration revenue	11,867	-		$11,867
Royalty revenue	283	-		$283
Total revenue	12,150	-		12,150
Less
Research and development expenses
Petosemtamab - MCLA-158	49,919	-		49,919
Zenocutuzumab - MCLA-128	2,765	-		2,765
MCLA - 129	1,835	-		1,835
Research general	2,836	-		2,836
R&D employee-related expenses - unallocated	7,348	9,995	(1)	17,343
Other indirect R&D expenses - unallocated	5,022	297	(2)	5,319
Total Research and development expenses	69,725	10,292		80,017
General and administrative expenses
G&A expenses	11,175	355	(2)	11,530
G&A employee-related expenses	6,104	10,977	(1)	17,081
Total General and administrative expenses	17,279	11,332		28,611
Operating loss	(74,854)	(21,624)		(96,478)
Interest income	8,827	-		8,827
Foreign exchange losses, net	(2,172)	-		(2,172)
Other income	119	-		119
Loss before income tax expense	$(68,080)	$(21,624)		$(89,704)

	For the three months ended September 30,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration revenue	$11,772	$-		$11,772
Less
Research and development Expenses
Petosemtamab - MCLA-158	31,450	-		31,450
Zenocutuzumab - MCLA-128	7,962	-		7,962
MCLA - 129	4,193	-		4,193
Research general	1,958	-		1,958
R&D employee-related expenses - unallocated	7,092	7,166	(1)	14,258
Other indirect R&D expenses - unallocated	3,129	289	(2)	3,418
Total Research and development expenses	55,784	7,455		63,239
General and Administrative expenses
G&A expenses	8,938	340	(2)	9,278
G&A employee-related expenses	5,161	6,326	(1)	11,487
Total General and administrative expenses	14,099	6,666		20,765
Operating loss	(58,111)	(14,121)		(72,232)
Interest income	10,254	-		10,254
Foreign exchange losses, net	(34,950)	-		(34,950)
Loss before income tax expense	$(82,807)	$(14,121)		$(96,928)

The reconciliation of segment operating results to the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2025 and 2024 is as follows:

	For the nine months ended September 30,
	2025
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Commercial material revenue	$13,331	$-		$13,331
Collaboration revenue	33,843	-		$33,843
Royalty revenue	292	-		$292
Total Revenue	47,466	-		47,466
Less
Research and development Expenses
Petosemtamab - MCLA-158	167,713	-		167,713
Zenocutuzumab - MCLA-128	8,420	-		8,420
MCLA - 129	5,625	-		5,625
Research general	8,217	-		8,217
R&D employee-related expenses - unallocated	18,353	27,241	(1)	45,594
Other indirect R&D expenses - unallocated	17,643	847	(2)	18,490
Total Research and development expenses	225,971	28,088		254,059
General and Administrative expenses
G&A expenses	28,973	1,013	(2)	29,986
G&A employee-related expenses	17,087	28,902	(1)	45,989
Total General and administrative expenses	46,060	29,915		75,975
Operating loss	(224,565)	(58,003)		(282,568)
Interest income	23,152	-		23,152
Foreign exchange losses, net	(78,342)	-		(78,342)
Other expenses	(2,912)	-		(2,912)
Loss before income tax expense	$(282,667)	$(58,003)		$(340,670)

	For the nine months ended September 30,
	2024
	(in thousands)
	Segment	Reconciling Items		Consolidated Statement of Operations and Comprehensive Loss
Collaboration Revenue	$26,993	$-		$26,993
Less
Research and development Expenses
Petosemtamab - MCLA-158	69,773	-		69,773
Zenocutuzumab - MCLA-128	21,483	-		21,483
MCLA - 129	12,923	-		12,923
Research general	7,192	-		7,192
R&D employee-related expenses - unallocated	14,742	14,281	(1)	29,023
Other indirect R&D expenses - unallocated	9,700	848	(2)	10,548
Total Research and development expenses	135,813	15,129		150,942
General and Administrative expenses
G&A expenses	28,364	1,029	(2)	29,393
G&A employee-related expenses	14,383	15,690	(1)	30,073
Total General and administrative expenses	42,747	16,719		59,466
Operating loss	(151,567)	(31,848)		(183,415)
Interest income	22,301	-		22,301
Foreign exchange losses, net	(16,897)	-		(16,897)
Loss before income tax expense	$(146,163)	$(31,848)		$(178,011)

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

3. Investments in Debt Securities

The following tables summarize the Company’s investments in debt securities and their presentation in the condensed consolidated balance sheet:

	September 30, 2025	December 31, 2024
	(in thousands)
Money market funds	$9,515	$13,563
Corporate paper and notes	280,562	285,940
U.S. government agency securities	93,141	87,470
U.S. treasuries	75,654	57,331
Total	$458,872	$444,304

Fair value of debt securities	$459,350	$443,607

	September 30, 2025	December 31, 2024
	(in thousands)
Cash equivalents	$9,515	$13,563
Current marketable securities	268,441	243,733
Non-current marketable securities	180,916	187,008
Total	$458,872	$444,304

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

4. Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid research and development expenses	$23,164	$22,794
Prepaid general and administrative expenses	3,648	2,824
Interest receivable	3,554	3,449
Other	6,449	1,717
Total	$36,815	$30,784

Accrued expenses and other liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued research and development expenses	$29,064	$30,484
Accrued personnel costs	8,279	10,514
Accrued general and administrative expenses	3,841	2,856
Other	3,369	103
Total	$44,553	$43,957

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

The Company recorded $0.4 million deferred tax benefit in relation to its operations in the U.S. during the three months ended September 30, 2025. The Company recorded $0.3 million deferred tax benefit in relation to its operations in the U.S. during the three months ended September 30, 2024. The Company has recorded $0.3 million deferred tax expense in relation to its operations in the U.S. during the nine months ended September 30, 2025. The Company recorded $0.4 million deferred tax expense in relation to its operations in the U.S. during the nine months ended September 30, 2024.

The effective income tax rate of 6.5% during the three months ended September 30, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate of 3.1% during the three months ended September 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands.

The effective income tax rate of 2.8% during the nine months ended September 30, 2025 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands. The effective income tax rate of 3.6% during the nine months ended September 30, 2024 is substantially lower than the enacted rate of 25.8% in the Netherlands as the Company records a valuation allowance against its net deferred tax assets in the Netherlands.

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

On August 5, 2024, the Company filed a complaint in the United States District Court of Delaware ("Court") against Xencor, Inc. ("Xencor") alleging Xencor is infringing the Company's U.S. Patent Numbers (Nos.) 9,944,695 and 9,358,268, and 11,926,859, related to Xencor's manufacture, use, offer for sale, sale, and/or importation of certain antibodies and antibody technologies and methods in and/or into the United States. The Company is the plaintiff and Xencor is the defendant. As a result of Xencor’s acts, the Company has alleged that the Company has suffered and continues to suffer damages, is entitled to recover from Xencor damages sustained as a result of Xencor's wrongful and infringing acts, and the Company has and will continue to suffer, irreparable harm for which there is no remedy at law. Accordingly, the Company seeks, among other things, damages, equitable remedies, and an award of attorneys' fees. On October 10, 2024, Xencor filed a motion to dismiss under Federal Rule of Civil Procedure 12(b)(6), which Merus responded to via an answering brief in opposition on October 31, 2024, and to which Xencor replied on November 14, 2024. On

September 30, 2025, the Court granted Xencor's motion to dismiss, granting leave for the Company to file an amended complaint, which is currently due on November 11, 2025, with proceedings to follow.

On February 11, 2025, Xencor filed two petitions for inter partes review (IPR) before the Patent Trial and Appeal Board (PTAB) of U.S. Patent Nos. 9,358,268 (the "'268 Patent") and 11,926,859 (the "'859 Patent"), challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. On May 30, 2025, the Company filed requests for discretionary denial of institution of each petition. On June 30, 2025, Xencor filed oppositions to the Company’s discretionary denial briefs. The Company filed reply briefs on July 9, 2025, and Xencor filed sur-reply briefs on July 11, 2025. On July 17, 2025, the Acting Director of the United States Patent and Trademark Office (USPTO) issued a decision denying the Company’s requests for discretionary denial and referring the petitions to the PTAB to handle in the normal course, including by issuing a decision on whether to institute a petition, addressing the merits and other non-discretionary considerations. On June 30, 2025, the Company filed a Patent Owner’s Preliminary Response (POPR) under 37 C.F.R. § 42.107, addressing the merits of Xencor’s petitions and other statutory considerations, in each IPR proceeding, asserting institution should be denied for both patents. Decisions from the PTAB issued on September 26, 2025, instituting the IPRs for the '268 Patent and '859 Patent, with proceedings to follow.

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

In March 2019, Merus US, Inc. entered into a non-cancellable operating lease agreement for office space in Cambridge, Massachusetts. In September 2025, the Company executed an amendment to this lease that will extend the existing term of the existing leased premises from April 30, 2026 to December 31, 2027. Additionally, the Company has leased an additional 7,395 square feet of space (“the expansion premises”) with the space being available for use on September 1, 2025 and expiring on December 31, 2027. The Company determined the amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use asset for the expansion premises, which are being accounted for as an operating lease, and the other is related to the modification of the lease term for the existing leased premises. As a result, the Company recorded a right-of-use asset and a lease liability of $1.1 million for the expansion premises and an aggregate increase of $0.7 million to the right-of-use assets and lease liabilities for the existing premises upon execution of the lease amendment. The Company is recognizing rent expense for the buildings on a straight-line basis through the remaining extended term of the lease.

In July 2019, the Company entered into a lease agreement with Kadans Science Partner XIII B.V. for the Accelerator headquarters, which commenced in April 2022. On April 5, 2025, in accordance with the terms of the lease agreement, the annual rent for the Accelerator lease increased due to increases in the consumer price index (CPI). The portion of the rent payments related to the CPI are included within variable lease costs. There have been no other material changes in the Company’s lease arrangements for the three months ended September 30, 2025.

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Lease cost
Operating lease cost	$693	$528	$1,831	$1,562
Variable lease cost	68	59	197	177
Total lease cost included in operating expenses	$761	$587	$2,028	$1,739
Other information
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$746	$551	$1,927	$1,636

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

During the three months ended September 30, 2025, the Company recognized a $3.0 million development milestone from Gilead related to the successful completion of a research phase. No other milestones have been achieved to date.

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

The Company and PTx are engaging in ongoing discussions regarding the payment for transferred inventory used for commercial and clinical purposes, which may have implications on the collectability of the outstanding receivables.

As of September 30, 2025, no milestones have been achieved, $0.3 million of royalties have been earned, and $13.3 million has been earned related to sales of the existing quantities of zenocutuzumab.

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

The Company received the $5.0 million in Biohaven shares during the quarter ended March 31, 2025. These shares are considered available-for-sale equity securities as there are no re-sale restrictions within the Biohaven agreement. The Company considers these shares to be Level 1 financial instruments as their valuation is based on a market approach using quoted prices in active markets for identical assets. Valuations of these shares do not require a significant degree of judgment. This investment is recorded at fair value and changes in fair value are recorded through earnings.

As of September 30, 2025, the performance obligation related to the granting of the research license has been satisfied and as such, the $5.0 million upfront payment of Biohaven shares was recognized as revenue during the first quarter ended March 31, 2025. No other performance obligations have been achieved to date.

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

During the year ended December 31, 2022, Lilly substituted one of the target programs. Under the current research plan, for the program to be completed in collaboration with Merus, Lilly extended the research term to January 2025. Lilly exercised the first six month extension in October 2023 for which there was no associated fee. The program timeline extended beyond this first extension, and such an extension into 2025 resulted in a fee of $0.5 million. Lilly exercised the second six month extension in May 2024 and the Company received the $0.5 million extension fee payment in July 2024. The $0.5 million extension is included in the Lilly cost-to-cost model as of September 30, 2025 and September 30, 2024.

As of September 30, 2025, the research term concluded, no Company research activities were on-going, two programs are being advanced for development by Lilly, and no milestones have been achieved.

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

No milestones were recognized during the three months ended September 30, 2025. The Company had previously recognized a $1.0 million milestone from Incyte related to a candidate nomination during the second quarter of 2025. There have not been any other milestones recognized during the year.

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

Amounts related to the provision of the licenses were amortized over the intended period of use. There were no development or commercialization milestones achieved during the three and nine months ended September 30, 2025.

Contract Assets and Liabilities

The following tables provide amounts by year indicated and by line item included in the Company's accompanying condensed consolidated financial statements attributable to transactions arising from its collaboration arrangements. The dollar amounts in the tables below are in thousands.

	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
CONTRACT ASSETS
Accounts receivable
Balance at January 1, 2025	$—	$—	$—	$—	$—	$—	$—
Billings	4,100	81	3,000	14,115	—	—	21,296
Cash receipts	(4,011)	(81)	—	(9)	—	—	(4,101)
Adjustments	—	—	—	—	—	—	—
Foreign exchange	4	—	—	(11)	—	—	(7)
Balance at September 30, 2025	$93	$—	$3,000	$14,095	$—	$—	$17,188

Unbilled receivables
Balance at January 1, 2025	$597	$78	$—	$400	$—	$186	$1,261
Accrued receivables	5,646	8	3,002	13,884	—	—	22,540
Billings	(4,844)	(81)	(3,002)	(14,518)	—	—	(22,445)
Adjustments	186	(5)	—	—	—	(186)	(5)
Foreign exchange	—	—	—	643	—	—	643
Balance at September 30, 2025	$1,585	$—	$—	$409	$—	$—	$1,994

CONTRACT LIABILITIES
Deferred revenue
Balance at January 1, 2025	$17,598	$166	$51,252	$400	$—	$—	$69,416
Additions to contract consideration	—	—	—	—	5,122	—	5,122
Revenue recognized in the period	(13,332)	(166)	(6,249)	(388)	(5,122)	—	(25,257)
Foreign exchange	1,629	—	6,336	19	—	—	7,984
Balance at September 30, 2025	5,895	—	51,339	31	—	—	57,265
Less: current portion	(5,895)	—	(18,430)	(31)	—	—	(24,356)
Non-current balance at September 30, 2025	$—	$—	$32,909	$—	$—	$—	$32,909

The balance of unbilled receivables predominantly represents reimbursement revenue under the Company’s collaboration arrangements earned in the period to be billed and collected in the next period, generally quarterly.

Contract Revenues and Expenses

	Three Months Ended September 30, 2025
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,692	$—	$2,619	$—	$—	$—	$7,311
Reimbursement revenue	1,556	—	—	—	—	—	1,556
Milestones	—	—	3,000	—	—	—	3,000
Other	—	—	—	—	—	—	—
Total collaboration revenue	6,248	—	5,619	-	—	—	11,867
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	283	—	—	283
Total revenue	$6,248	$—	$5,619	$283	$—	$—	$12,150
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,692	$—	$2,619	$—	$—	$—	$7,311

	Three Months Ended September 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$4,400	$4,038	$—	$—	$—	$—	$8,438
Reimbursement revenue	943	194	—	—	—	—	1,137
Milestones	—	—	—	—	—	2,197	2,197
Other	—	—	—	—	—	—	—
Total collaboration revenue	5,343	4,232	—	—	—	2,197	11,772
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$5,343	$4,232	$—	$—	$—	$2,197	$11,772
Revenue recognized that was included in deferred revenue at the beginning of the period	$4,400	$4,038	$—	$—	$—	$—	$8,438

	Nine Months Ended September 30, 2025
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$13,332	$166	$6,249	$388	$5,122	$—	$25,257
Reimbursement revenue	3,807	4	—	795	—	—	4,606
Milestones	980	—	3,000	—	—	—	3,980
Other	—	—	—	—	—	—	—
Total collaboration revenue	$18,119	$170	$9,249	$1,183	$5,122	$—	$33,843
Commercial material revenue	—	—	—	13,331	—	—	13,331
Royalty revenue	—	—	—	292	—	—	292
Total revenue	$18,119	$170	$9,249	$14,806	$5,122	$—	$47,466
Revenue recognized that was included in deferred revenue at the beginning of the period	$13,332	$166	$6,249	$388	$5,122	$—	$25,257

	Nine Months Ended September 30, 2024
	(in thousands)
	Third Party
	Incyte	Lilly	Gilead	PTx	Biohaven	Other	Total
Collaboration Revenue
Upfront payments	$12,968	$5,310	$1,207	$—	$—	$—	$19,485
Reimbursement revenue	3,603	698	—	—	—	—	4,301
Milestones	1,000	—	—	—	—	2,197	3,197
Other	—	—	—	—	—	10	10
Total collaboration revenue	$17,571	$6,008	$1,207	$—	$—	$2,207	$26,993
Commercial material revenue	—	—	—	—	—	—	—
Royalty revenue	—	—	—	—	—	—	—
Total revenue	$17,571	$6,008	$1,207	$—	$—	$2,207	$26,993
Revenue recognized that was included in deferred revenue at the beginning of the period	$12,968	$5,310	$1,207	$—	$—	$—	$19,485

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

Jefferies was entitled to compensation at a commission rate of up to 3.0% of the gross proceeds of any shares sold under the 2024 Sales Agreement. In connection with any sale of the common shares on the Company's behalf, Jefferies would be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Jefferies would be deemed to be underwriting commissions or discounts. The Company agreed to provide indemnification and contribution to Jefferies with respect to certain liabilities, including liabilities under the Securities Act or the Exchange Act. There have been no sales under the 2024 Sales Agreement through September 30, 2025.

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

10. Employee Benefits

Share-Based Compensation

Share-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$9,995	$7,166	$27,241	$14,281
General and administrative	10,977	6,326	28,902	15,690
Total	$20,972	$13,492	$56,143	$29,971

The weighted-average grant date fair value of options, estimated as of the grant date using the Black Scholes option pricing model was $28.77 per option for the 2,805,591 options granted during the nine months ended September 30, 2025. The following assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2025.

Volatility	66.3%
Risk-free interest rate	4.3%
Expected holding period (in years)	6.2
Dividend yield	-

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

Transaction Agreement

On September 29, 2025, we entered into a transaction agreement (the Transaction Agreement) with Genmab A/S , a public limited liability company (Aktieselskab) organized under the laws of Denmark (Genmab), and Genmab Holding II, B.V., a wholly owned subsidiary of Genmab (Purchaser). Pursuant to the Transaction Agreement, Purchaser commenced a cash tender offer (the Offer) to purchase all of our issued and outstanding common shares in exchange for $97.00 per common share, without interest and subject to any applicable tax withholding, on the terms and subject to the conditions set forth in the offer to purchase, dated October 21, 2025, and in the related letter of transmittal. The Offer is described in a Tender Offer Statement on Schedule TO filed by Genmab and Purchaser with the SEC on October 21, 2025. In the event certain conditions are met and the Offer is closed, we or our legal successor will become an indirect wholly owned subsidiary of Genmab through certain back-end reorganization transactions. The applicable merger, share exchange and cancellation transactions or share issuance and buy-out proceedings (to be determined in accordance with the Transaction Agreement and subject to receipt of certain tax rulings) are referred to as the “Back-End Transactions” (and, together with the Offer, the Transactions). We will then, at Genmab’s request, use reasonable best efforts to cause the delisting of the common shares from the Nasdaq Stock Market LLC and, thereafter, the deregistration of the common shares under the Exchange Act, resulting in the cessation of our reporting obligations with respect to the common shares. Refer to Note 1, “Overview—Transaction Agreement,” to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the terms of the Transaction Agreement, the Transactions, and the various conditions to closing of the Transactions.

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

If the Transactions do not close, we anticipate that we will require additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations, business development and licensing opportunities with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and global instability including the ongoing geopolitical conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities of $816.8 million as of September 30, 2025 will fund our operations at least into 2028. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of producing and testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Clinical Programs

Petosemtamab (MCLA-158: EGFR x LGR5 Biclonics®): Solid Tumors

Phase 3 registrational trial investigating petosemtamab in combination with pembrolizumab in 1L PD-L1+ r/m head and neck squamous cell carcinoma (HNSCC), the LiGeR-HN1 trial, and phase 3 registrational trial investigating petosemtamab monotherapy in 2/3L HNSCC, the LiGeR-HN2 trial, are enrolling, with both trials expected to be substantially enrolled by year-end, and a potential top line interim readout for one or both trials in 2026; phase 2 trial in 1L and 2L metastatic colorectal cancer (mCRC) cohorts of petosemtamab in combination with standard chemotherapy, and in 3L+ mCRC as monotherapy are enrolling.

An updated analysis of the interim clinical data from the phase 2 trial of petosemtamab with pembrolizumab as 1L treatment of PD-L1+ (CPS ≥ 1) r/m HNSCC was presented in a poster at the June 2025 American Society of Clinical Oncology® (ASCO®) Annual Meeting as of a February 27, 2025 data cutoff. 45 patients were treated. The efficacy evaluable population consisted of 43 patients who were treated (with one or more doses) as of the data cutoff date and either ≥1 post-baseline tumor assessment, or discontinued early due to disease progression or death. Median follow up was 14.3 months for the 45 patients. In 43 evaluable patients, there was a confirmed overall response rate: 63% (27/43, 95% CI: 49-75), including 6 complete responses, 21 partial responses by Response Evaluation Criteria in Solid Tumors v1.1. per investigator assessment, including 4 of 8 patients with HPV associated cancer responded; responses observed across PD-L1 levels (CPS 1-19: 47% [8/17]; CPS > 20: 73% [19/26]); median progression-free survival was 9 months (95% CI: 5.2-12.9); median duration of response and median overall survival (OS) were not reached; 79%

overall survival rate at 12-months (30/43 censored after the 12 month mark); at the time of data cutoff, 14 patients, each of whom are responders, remained on treatment. In 45 patients, the combination was generally well tolerated and no significant overlapping toxicities with pembrolizumab were observed. Treatment-emergent adverse events (TEAEs) were reported in 45 patients. Grade (G) ≥3 TEAEs occurred in 27 (60%) patients, including 20 (44%) patients who experienced treatment-related TEAEs. Infusion-related reactions (composite term) were reported in 38% of patients (all Gs) and 7% (G3), no G4 or 5, mainly occurred during the first infusion and were resolved.

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

A phase 2 trial evaluating petosemtamab in combination with standard chemotherapy in 1L and 2L mCRC, and as monotherapy in heavily pretreated (3L+) mCRC, is enrolling. An updated analysis of the interim clinical data from the phase 2 trial of petosemtamab in mCRC was provided on October 24, 2025 at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics 2025 meeting in Boston.

Observations in the presentation include, as of a July 29, 2025 data cutoff date:

•
54 patients with left- and/or right-sided, KRAS, NRAS, and BRAF wildtype microsatellite stable mCRC received petosemtamab 1500 mg every two weeks, in combination with FOLFOX/FOLFIRI or as monotherapy
•
Patients treated in 1L or 2L had no prior anti-EGFR therapy
•
Patients treated in 2L received 1 prior chemotherapy regimen in the metastatic setting
•
Patients treated in 3L+ received at least 2 prior regimens in the metastatic setting, including a prior anti-EGFR therapy
•
Efficacy evaluable population consisted of patients with ≥1 dose of petosemtamab who had opportunity for ≥8 weeks follow up and ≥1 post baseline tumor assessment or discontinued petosemtamab early due to disease progression, symptomatic deterioration and/or death
•
1L petosemtamab with FOLFOX/FOLFIRI
•
14 patients were treated in 1L (10 FOLFOX and 4 FOLFIRI)
•
10 patients were efficacy evaluable, 8 left-sided; 10 (100%) remained on treatment
•
80% (8/10) response rate: 1 confirmed complete response, 7 partial responses (PRs) (4 unconfirmed, 1 unconfirmed response confirmed post data cutoff); 2 stable disease (SD)
•
88% (7/8) response rate in left-sided: 1 confirmed complete response, 6 partial responses (PRs) (3 unconfirmed, 1 unconfirmed response confirmed post data cutoff); 1 stable disease (SD)
•
One SD observed to be an unconfirmed PR post data cutoff leading to 100% (8/8) responses left-sided and 90% (9/10) responses overall in 1L
•
2L petosemtamab with FOLFOX/FOLFIRI
•
14 patients were treated in 2L (2 FOLFOX and 12 FOLFIRI)
•
13 were efficacy evaluable, 10 (77%) remained on treatment
•
62% response rate: 8 PRs (3 unconfirmed of which 1 confirmed post data cutoff); 4 stable diseases (SD) and 1 clinical deterioration prior to first scan
•
All unconfirmed PRs and SDs remained on treatment
•
3L+ petosemtamab monotherapy:
•
26 patients were treated, with median follow up of 4.2 (0.4-7.6) months, 11 (42%) remained on treatment
•
20 were efficacy evaluable, 6 (30%) remain on treatment
•
10% confirmed response rate: 2 PRs; 9 SDs (5 ongoing)

•
Safety:
o
Petosemtamab safety profile in mCRC observed thus far, appears consistent with its established safety profile in recurrent/metastatic head and neck squamous cell carcinoma
o
No significant overlapping toxicities identified in combination with FOLFOX/FOLFIRI
o
No new safety signals identified
o
Infusion related reactions (IRRs) were managed with premedication and prolonged infusion day 1 of cycle 1; no discontinuations due to IRRs were observed.

Further, the Company, through its contract manufacturing and development organizations, manufactures both drug substance and drug product in the United States and Europe, and we plan to focus on potential commercial manufacturing in the United States.

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

In October 2025, PTx announced that the FDA has awarded Breakthrough Therapy designation to zenocutuzumab-zbco (BIZENGRI®) for the treatment of adults with advanced, unresectable or metastatic cholangiocarcinoma harboring a neuregulin 1 (NRG1) gene fusion.

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

Discussion and Analysis of our Results of Operations

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue

The following is a comparison of revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Incyte	$6.2	$5.4	$0.8	$18.1	$17.6	$0.5
Lilly	—	4.2	(4.2)	0.2	6.0	(5.8)
Gilead	5.6	—	5.6	9.2	1.2	8.0
PTx	—	—	—	1.2	—	1.2
Biohaven	—	—	—	5.1	—	5.1
Other	—	2.2	(2.2)	—	2.2	(2.2)
Total collaboration revenue	$11.8	$11.8	$-	$33.8	$27.0	$6.8
Total commercial material revenue	$—	$—	$—	$13.4	$—	$13.4
Total royalty revenue	$0.3	$—	$0.3	$0.3	$—	$0.3
Total revenue	$12.1	$11.8	$0.3	$47.5	$27.0	$20.5

Total revenue for the three months ended September 30, 2025 increased by $0.3 million as compared to the three months ended September 30, 2024, primarily as a result of increases Gilead revenue of $5.6 million, increases in Incyte revenue of $0.8 million, and increases in PTx royalty revenue of $0.3 million, partially offset by decreases in Lilly revenue of $4.2 million, and Other revenue of $2.2 million. The Gilead revenue increase is primarily driven by increases in milestone revenue of $3.0 million and upfront payment amortization of $2.6 million. The Incyte revenue increase is primarily the result of increases cost reimbursements of $0.6 million, and increases in Incyte upfront payment amortization of $0.2 million. The Lilly revenue decrease is primarily driven by decreases in upfront payment amortization of $4.0 million and decreases in Lilly cost reimbursement of $0.2 million. The Other revenue decrease is primarily driven by decreases in milestone revenue of $2.2 million.

Total revenue for the nine months ended September 30, 2025 increased by $20.5 million as compared to the nine months ended September 30, 2024, primarily as a result of commercial material revenue sold to PTx of $13.4 million, increases in collaboration revenue of $6.8 million, and increases in PTx royalty revenue of $0.3 million. The collaboration revenue increase is primarily due to increases in Gilead upfront payment amortization of $5.0 million and milestone revenue of $3.0 million, increases in Biohaven upfront payment amortization of $5.1 million, increases in PTx cost reimbursements of $0.8 million and PTx upfront payment amortization of $0.4 million, and increases in Incyte collaboration revenue of $0.5 million, partially offset by decreases in Lilly upfront payment amortization of $5.1 million, decreases in Lilly cost reimbursement of $0.7 million, and decreases in Other milestone revenue of $2.2 million.

As of September 30, 2025, we had total deferred revenue of $57.3 million, which primarily relates to the upfront payments received under our Gilead collaboration agreement and our Incyte collaboration agreement. The remaining deferred revenue of $51.3 million from the Gilead collaboration agreement is expected to be recognized over time using an output method of progress toward the development of the program target. The remaining deferred revenue of $5.9 million from the Incyte collaboration agreement is expected to be recognized over the next year. The change in deferred revenue compared to December 31, 2024 is primarily due to progress towards the development of the Gilead programs and the passage of time for Incyte.

Operating Expenses

The following is a comparison of operating expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Research and development	$80.0	$63.2	$16.8	$254.0	$150.9	$103.1
General and administrative	28.6	20.8	7.8	76.0	59.5	16.5
Total operating expenses	$108.6	$84.0	$24.6	$330.0	$210.4	$119.6

Research and Development Expense

The following table summarizes our research and development expenses by product candidate for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$49,919	$31,450	$18,469
Zenocutuzumab - MCLA-128	2,765	$7,962	(5,197)
MCLA - 129	1,835	4,193	(2,358)
Research general	2,836	1,958	878
Total Program Costs	$57,355	$45,563	$11,792
R&D Employee-Related Expenses - Unallocated	17,343	14,258	3,085
Other Indirect R&D Expenses - Unallocated	5,319	3,418	1,901
Total Research and development expenses	$80,017	$63,239	$16,778

The following table summarizes our research and development expenses by type for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$56,671	$43,191	$13,480
Wages, salaries and other employee benefits	7,348	7,092	256
Share-based compensation	9,995	7,166	2,829
Consultants	3,118	3,503	(385)
Depreciation and amortization	297	289	8
Facilities and other related	2,588	1,998	590
Total research and development expenses	$80,017	$63,239	$16,778

Research and development expense for the three months ended September 30, 2025 increased by $16.8 million as compared to the three months ended September 30, 2024. The increase in R&D expense is primarily driven by an increase of $13.5 million in clinical trial support provided by contract manufacturing and development organizations and contract research organizations, most of which is related to the petosemtamab clinical trials. The increase is also due to increases in personnel related expenses including share-based compensation of $3.1 million, and increases in facilities and depreciation expenses of $0.6 million, partially offset by decreases in consulting expenses of $0.4 million.

The following table summarizes our research and development expenses by product candidate for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
Petosemtamab - MCLA-158	$167,713	$69,773	$97,940
Zenocutuzumab - MCLA-128	8,420	$21,483	(13,063)
MCLA - 129	5,625	12,923	(7,298)
Research general	8,217	7,192	1,025
Total Program Costs	$189,975	$111,371	$78,604
R&D Employee-Related Expenses - Unallocated	45,594	29,023	16,571
Other Indirect R&D Expenses - Unallocated	18,490	10,548	7,942
Total Research and development expenses	$254,059	$150,942	$103,117

The following table summarizes our research and development expenses by type for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change
	(in thousands)
Research and development expenses
External and manufacturing and other external costs	$191,743	$104,562	$87,181
Wages, salaries and other employee benefits	18,353	14,742	3,611
Share-based compensation	27,241	14,281	12,960
Consultants	8,674	9,523	(849)
Depreciation and amortization	847	848	(1)
Facilities and other related	7,201	6,986	215
Total research and development expenses	$254,059	$150,942	$103,117

Research and development expense for the nine months ended September 30, 2025 increased by $103.1 million as compared to the nine months ended September 30, 2024. The increase in R&D expense is primarily driven by an increase of $87.2 million in clinical trial support provided by contract manufacturing and development organizations and contract research organizations, most of which is related to the petosemtamab clinical trials. The increase is also due to increases in personnel related expenses including share-based compensation of $16.6 million and increases in facilities and depreciation expenses of $0.2 million. The increases are partially offset by decreases in consulting expenses of $0.9 million.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2025 increased by $7.8 million as compared to the three months ended September 30, 2024, primarily as a result of increases in personnel related expenses including share-based compensation of $5.6 million, increases in facilities and depreciation expense of $0.8 million, increases in consulting expenses of $0.8 million, increases in intellectual property and license expenses of $0.5 million, increases in finance and human resources expenses of $0.1 million, and increases in travel expenses of $0.1 million, partially offset by decreases in legal expenses of $0.2 million.

General and administrative expense for the nine months ended September 30, 2025 increased by $16.5 million as compared to the nine months ended September 30, 2024, primarily as a result as a result of increases in personnel related expenses including share-based compensation of $15.9 million, increases in facilities and depreciation expense of $1.9 million, increases in legal expenses of $0.6 million, increases in intellectual property and license expenses of $0.2 million, increases in finance and human resources expenses of $0.2 million and increases in travel expenses of $0.2 million, partially offset by decreases in consulting expenses of $2.6 million.

Other Income (Loss), Net

The following is a comparison of other income (loss), net:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Interest income, net	$8.8	$10.3	$(1.5)	$23.2	$22.3	$0.9
Foreign exchange loss	(2.2)	(35.0)	32.8	(78.3)	(16.9)	(61.4)
Other income (expense)	0.2	—	0.2	(3.0)	—	(3.0)
Total other income (loss), net	$6.8	$(24.7)	$31.5	$(58.1)	$5.4	$(63.5)

Other income (loss), net consists of interest earned on our cash and cash equivalents held on account, accretion of investment earnings and net foreign exchange gains or losses on our foreign denominated cash, cash equivalents, marketable securities, and payables and receivables, and changes in fair value of our equity investments.

Income Tax Expense

The following is a comparison of income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in millions)			(in millions)
Current	$6.2	$3.3	$2.9	$9.2	$6.0	$3.2
Deferred	(0.4)	(0.3)	(0.1)	0.3	0.4	(0.1)
Total tax expense, net	$5.8	$3.0	$2.8	$9.5	$6.4	$3.1

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

Income tax expense for the three and nine months ended September 30, 2025 increased by $2.8 million and increased by $3.1 million, respectively, as compared to the three and nine months ended September 30, 2024. The increase in the year to date results is primarily due to an increase in book income before tax, increases in permanent differences due to personnel related expenses, and increases in state taxes, partially offset by decreases in temporary differences related to personnel expenses and leases.

Net Loss

Net loss for the three and nine months ended September 30, 2025 was $95.5 million and $350.2 million, respectively compared to net loss for the three and nine months ended September 30, 2024 of $99.9 million and $184.4 million, respectively. The change in net loss was primarily due to the change in commercial material revenue, collaboration revenue, changes in operating expenses and changes in other income, net, as discussed above.

Material Changes in Financial Condition

Sources of Cash

As of September 30, 2025, we had $816.8 million in cash, cash equivalents and marketable securities that are available to fund our current operations. Our cash and cash equivalents are maintained at financial institutions in amounts that exceed federally insured limits. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurances that we will be able to access uninsured funds in a timely manner or at all. In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of milestone payments under our collaboration agreements and research license agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities, and those of our collaborators and licensees, and is uncertain at this time.

In February 2024, we entered into an Open Market Sale Agreement (the “2024 Sales Agreement”) with Jefferies LLC ("Jefferies") to sell from time to time up to $300.0 million of our common shares through an “at-the-market” offering program under which Jefferies acts as the sales agent. Subject to the terms and conditions of the 2024 Sales Agreement, Jefferies could sell the common shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). There have been no sales under the 2024 Sales Agreement through September 30, 2025.

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

Because our product candidates are in various stages of clinical and pre-clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Further, failure to complete the Transactions at all or within the expected timeframe, could adversely affect our business, the market price of our common shares, and cause us to incur significant costs and/or termination fees for which we may receive little or no benefit. In addition, the magnitude and duration of the global instability due to the United States political environment, disruptions and extreme volatility in the global economy, including rising inflation and interest rates, declines in economic growth, and the ongoing conflicts in Europe and the Middle East and their impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q, as the situation continues to evolve. See “The price of our common shares may be volatile and may fluctuate due to factors beyond our control.” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Until such time, if ever, as we can generate substantial product revenues, and to the extent the Transactions are not completed, we expect to finance our cash needs through a combination of equity or debt financings, collaboration arrangements, license agreements, other business development opportunities with third parties and government grants.

Except for any obligations of our collaborators or licensees to make license, milestone or royalty payments under our agreements with them, and government grants, we do not have any committed external sources of liquidity and currently have no credit facility. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additionally, the Transaction Agreement contains restrictions on our ability to issue common shares, subject to certain exceptions described therein. If we raise additional funds through collaboration arrangements, license agreements or other business development opportunities in the future, we may have to relinquish valuable rights to our technologies or intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If the Transactions are not completed and if we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund our planned operating expenses and capital expenditure requirements at least into 2028. We have based this estimate on assumptions that may prove to be wrong, including as a result of the Transactions and risks related to such Transactions, and as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows:

	Nine Months Ended September 30,
	2025	2024	Change
	(in millions)
Net cash used in operating activities	$(250.6)	$(119.2)	$(131.4)
Net cash used in investing activities	$(15.8)	$(142.5)	$126.7
Net cash provided by financing activities	$346.2	$485.9	$(139.7)

Net cash used in operating activities during the nine months ended September 30, 2025 increased by $131.4 million as compared to the nine months ended September 30, 2024, primarily as a result of increases in cash outflows related to operating expenses of $82.5 million, and decreases in cash inflows from revenues of $57.1 million, partially offset by increases in cash inflows from other income of $10.0 million.

Net cash used in investing activities during the nine months ended September 30, 2025 decreased by $126.7 million as compared to the nine months ended September 30, 2024 primarily due to increases in proceeds from maturities of marketable securities of $113.7 million, decreases in purchases of marketable securities of $11.7 million, decreases in purchases of property and equipment of $1.1 million and decreases in purchases of intangible assets of $0.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2025 decreased by $139.7 million as compared to the nine months ended September 30, 2024 primarily due to decreases in net proceeds received from the 2025 Underwriting Agreement compared to the 2024 Underwriting Agreement of $108.8 million and the Gilead collaboration agreement of $22.6 million, and decreases in proceeds from share option exercises of $8.1 million and increases in payments for offering costs of $0.2 million.

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

Interest Rate Risk

Our investments in marketable securities, which consist of corporate paper and notes, U.S. government securities and treasury notes, are subject to interest rate risk. As of September 30, 2025, marketable securities were $449.4 million. As of September 30, 2024, marketable securities were $349.9 million. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 100 basis point increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 24 months and our investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We had no outstanding debt that is subject to interest rate risk as of September 30, 2025 or September 30, 2024.

Foreign Currency and Exchange Risk

Merus US, Inc.’s functional currency is the U.S. dollar. The functional currency of Merus N.V. is the euro. Our revenues and monetary assets and liabilities are mainly denominated in U.S. dollars. A significant portion of our operating costs are in the Netherlands, which are denominated in the euro. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the euro. Furthermore, we anticipate that a significant portion of our expenses will continue to be denominated in the euro. A hypothetical 20% weakening of the U.S. dollar compared to the euro would have decreased our net loss for the quarter ended September 30, 2025, by approximately $19.4 million and increased our currency translation adjustment by approximately $166.0 million. A hypothetical 20% strengthening of the U.S. dollar compared to the euro would have an equal and opposite effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are an oncology company with a limited operating history. We have incurred net losses of $350.2 million and $184.4 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,318.6 million. Our losses have resulted principally from expenses incurred in research and development of our antibody candidates and from management and administrative costs and other expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to advance our antibody candidates from discovery through pre-clinical development and into clinical trials and seek regulatory approval and pursue commercialization of any approved antibody candidates. We anticipate that we will continue to incur significant expenses as we:

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
•
work to consummate the Transactions; and
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, manufacturing, potential commercialization challenges, safety issues or other regulatory challenges.

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

If the Transactions are not completed, we will need additional funding in order to complete development of our antibody candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we conduct our ongoing clinical trials of petosemtamab, and MCLA-129, potential new development activities for zenocutuzumab, and continue to research, develop and conduct pre-clinical studies of our other antibody candidates. In addition, beyond zenocutuzumab, which we have licensed to PTx to commercialize in the United States in the field of NRG1+ cancer, if we obtain regulatory approval for any of our other antibody candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company. Accordingly, if the Transactions are not completed, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. For example, the trading prices for our and other biopharmaceutical companies’ shares have been highly volatile as a result of the United States political environment, disruptions and extreme volatility in the global economy, and global instability, including rising inflation and interest rates, declines in economic growth, the ongoing conflicts in Europe and the Middle East. As a result, we may face difficulties raising capital through sales of our common shares and any such sales may be on unfavorable terms.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments as of September 30, 2025 will be sufficient to fund our operations at least into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. Additionally, the Transaction Agreement generally restricts our ability to issue common shares, subject to limited exceptions, during the interim period between the execution of the Transaction Agreement and the

Acceptance Time (or the date on which the Transaction Agreement is earlier terminated). In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. Our future capital requirements will depend on many factors, including:

•
our ability to consummate the Transactions within the expected timeframe, if at all;
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

Since our inception in 2003, we have devoted a significant portion of our resources to developing zenocutuzumab, petosemtamab, and MCLA-129 and our other antibody candidates, building our intellectual property portfolio, developing our clinical manufacturing supply chain, generating and enhancing our Biclonics® and Triclonics® technology platforms, planning our business, raising capital and providing general and administrative support for these operations. While we have completed certain of the clinical trials for zenocutuzumab, we have limited experience and have not completed clinical trials for petosemtamab and MCLA-129. We have not yet demonstrated our ability to successfully to manufacture a commercial scale product or have only recently arranged for a third party to do so on our behalf and we have not demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, including the Transactions, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Raising additional capital may cause dilution to our holders, restrict our operations or require us to relinquish rights to our technologies or antibody candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity or debt financings, upfront, milestone and royalty payments, if any, received under our existing licenses and collaborations and any other future licenses or collaborations, together with our existing cash and cash equivalents. In order to accomplish our business objectives and further develop our product pipeline, we will, however, need to seek additional funds if the Transactions do not close. If we raise additional capital through the sale of equity or convertible debt securities, our existing shareholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing shareholders’ rights as holders of our common shares. In addition, the possibility of such issuance may cause the market price of our common shares to decline. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or acquiring, selling or licensing intellectual property rights, which could adversely impact our ability to conduct our business.

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

Furthermore, on April 11, 2025 the UK adopted an amendment to the UK clinical trials regulations intended to support a more streamlined and flexible regulation of clinical trials, removing unnecessary administrative burden on trial sponsors, whilst protecting the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials, which is still based on the EU Clinical Trials Directive, into closer alignment with the (EU) CTR. The amendment will become applicable on April 10, 2026, following a one-year transition period, and the UK's medicines regulator (the Medicines and Healthcare products Regulatory Agency (MHRA)), will publish guidance intended to provide support during the transition period and once the amendment becomes applicable.

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

Patients treated with petosemtamab have experienced adverse reactions that may be treatment related. In May 2018 we commenced a Phase 1/2 clinical trial of our bispecific antibody petosemtamab in patients with solid tumors and on January 15, 2021, at ASCO GI, with a safety data cutoff date of September 7, 2020, where safety events were reported for patients treated with petosemtamab as a single agent across 11 dose levels (5 to 1500mg), and at the AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics, on October 7-10, 2021, with a data cutoff date of August 9, 2021. A safety update was provided for petosemtamab in December 2024 at the ESMO Asia Congress 2024, with a safety data cutoff date of July 5, 2024 for the treatment of 82 pt receiving petosemtamab 1500mg Q2W in patients with 2L+ HNSCC. In 2024, we commenced a Phase 1/2 investigation of petosemtamab monotherapy in patients with metastatic colorectal cancer (mCRC) having three or more prior lines of therapy (3L+) and a safety update was provided for this cohort at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 24, 2025 held in Boston. In May 2021, we commenced a Phase 1/2 clinical trial in the United States of our bispecific antibody MCLA-129 in patients with advanced NSCLC and other solid tumors. Patients treated with MCLA-129 have experienced adverse events, with a safety update provided for MCLA-129 in December 2023 at the ESMO Asia Congress 2023 held in Singapore, December 1-3, and an additional update in June 2024 at ASCO with a safety data cutoff date of February 16, 2024, for the treatment of 22 pt receiving MCLA-129 1500mg Q2W in patients with MET Exon 14 Skipping Mutation (METexon14) NSCLC.

We also engage in combination studies of our antibody candidates in combination with other approved therapies, the combination of which may also cause or be correlated with undesirable side effects not observed in our monotherapy trials that may cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, the EMA or other comparable foreign authorities. For example, in 2023, we commenced a Phase 1/2 investigation of petosemtamab in combination with pembrolizumab as a potential front-line therapy for relapsed/metastatic (r/mm) HNSCC expressing PD-L1 (combined positive score (CPS) ≥ 1) (PD-L1+). A safety update was provided in June 2024 at ASCO, with a safety data cutoff date of March 6, 2024 for the treatment of 42 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. A safety update was further provided in June 2025 at ASCO, with a safety data cutoff date of February 27, 2025 for the treatment of 43 pts receiving petosemtamab 1500mg Q2W in patients with 1L r/m PD-L1+ HNSCC in combination with pembrolizumab 400 mg IV Q6W. In September 2024, we also initiated a phase 3 study investigating this combination in patients with 1L r/m PD-L1+ HNSCC to evaluate safety and clinical activity in this population, referred to as the LiGeR-HN1 trial. We have observed certain adverse events from patients receiving the combination of petosemtamab and pembrolizumab, including infusion related reactions, and asthenia. Common side effects with pembrolizumab when used alone include feeling tired, pain, including pain in muscles, rash, diarrhea, fever, cough, decreased appetite, itching, shortness of breath, constipation, bones or joints and stomach-area (abdominal) pain, nausea, and low levels of thyroid hormone. We provided a safety update for petosemtamab in combination with pembrolizumab in June 2024 at the 2024 American Society of Clinical Oncology annual meeting with a data cutoff date of March 6, 2024. In 2024, we commenced a Phase 2 investigation of the combination of petosemtamab with FOLFIRI or FOLFOX, in patients with mCRC and a safety update was provided for this cohort at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 24, 2025 held in Boston. We have observed certain adverse events from patients receiving the combination of petosemtamab and FOLFIRI or FOLOFOX, including infusion related reactions, acneiform dermatitis, nausea, stomatitis, diarrhea, fatigue, gastroesophageal reflux disease, constipation, blood magnesium decrease, blood potassium decrease, dyspnea, embolism, peripheral sensory neuropathy, dry skin, palmar-plantar erythrodysesthesia syndrome, neutropenia, chills, and peripheral edema. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving these combinations. In 2022, we commenced a Phase 1/2 investigation of the combination of MCLA-129 with osimertinib, a third generation EGFR TKI, in patients with treatment-naïve EGFR mutant (m) NSCLC and in patients with EGFRm NSCLC that has progressed on osimertinib. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving the combination of MCLA-129 in combination with osimertinib, including infusion-related reactions, skin toxicity, gastrointestinal events, asthenia, decreased appetite, venous thromboembolism (VTE, composite term) and treatment-related interstitial lung disease, with additional details on safety reported at the ESMO Asia Congress 2023 held in Singapore, December 1-3. In addition, osimertinib has warnings and precautions regarding interstitial lung disease, QT prolongation, cardiomyopathy, keratitis and Stevens-Johnson Syndrome, and toxic epidermal necrolysis; cutaneous vasculitis, aplastic anemia, embryo-fetal toxicity. In 2024, we also commenced a Phase 2 investigation of MCLA-129 in combination with chemotherapy in 2L+ EGFRm NSCLC, with a cohort receiving MCLA-129 and paclitaxel and carboplatin, and another cohort receiving MCLA-129 and docetaxel. We continue to monitor and evaluate patients enrolled and have observed certain adverse events from patients receiving this combination. We continue to monitor and evaluate patients enrolled and have observed certain adverse events including fatigue, cough, pyrexia, constipation, decreased appetite, dyspnoea, nausea, dizziness and elevation of liver enzymes.

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

Risks Relating to the Anticipated Transactions with Genmab

The Transactions may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Transactions could adversely affect our business, prospects, relationships, financial condition, and results of operations and the market price of our common shares.

On September 29, 2025, we entered into a transaction agreement (the Transaction Agreement) with Genmab A/S, a public limited liability company (Aktieselskab) organized under the laws of Denmark (Genmab), and Genmab Holding II, B.V., a wholly owned subsidiary of Genmab (Purchaser). Pursuant to the Transaction Agreement, Purchaser commenced a cash tender offer (the Offer) to purchase all of our issued and outstanding common shares, in exchange for $97.00 per share, without interest and subject to any applicable tax withholding, on the terms and subject to the conditions set forth in the Offer to Purchase, dated October 21, 2025, and in the related letter of transmittal. In the event certain conditions are met and the Offer is closed, we or our legal successor will become an indirect wholly owned subsidiary of Genmab through certain back-end reorganization transactions. The applicable merger, share exchange and cancellation transactions or share issuance and buy-out proceedings (to be determined in accordance with the Transaction Agreement) are referred to as the “Back-End Transactions” (and, together with the Offer, the “Transactions”). We will then, at Genmab’s request, use reasonable best efforts to cause the delisting of the common shares from Nasdaq and, thereafter, the deregistration of the common shares under the Exchange Act resulting in the cessation of our reporting obligations with respect to the common shares. Refer to Note 1, “Overview Transaction Agreement,” to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of the terms of the Transaction Agreement, the Transactions, and the various conditions to closing of the Transactions.

Many of the conditions to consummation of the Transactions are not within our control or the control of Purchaser or Genmab, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, prospects, relationships, financial condition or results of operations will not be adversely affected, as compared to the condition prior to the announcement of the Transactions, if the Transactions are not consummated within the expected timeframe, or at all. Failure to complete the Transactions within the expected timeframe, or at all, could adversely affect our business, prospects, relationships, financial condition, and results of operations and the market price of our common shares in a number of ways, including the following:

•
if the Transactions are not completed within the expected timeframe, or at all, the share price of our common shares may change to the extent that the current market price of our common shares reflects assumptions regarding the completion of the Transactions;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Transactions, for which we may receive little or no benefit if the Transactions are not completed. Many of these fees and costs will be payable by us even if the Transactions are not completed and may relate to activities that we would not have undertaken other than to complete the Transactions. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses;
•
failure to complete the Transactions within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our shareholders than contemplated by the Transactions;
•
upon termination of the Transaction Agreement by us under specified circumstances, we would be required to pay a termination fee of approximately $240,000,000;
•
the diversion of significant management time and resources towards the completion of the Transactions;
•
the impairment of our ability to attract, retain and motivate key personnel, including our senior management given potential uncertainties about the effect of the Transactions;
•
difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•
difficulties maintaining relationships with investigators, healthcare professionals, consultants, third-party payors, customers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Transaction Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Transactions; and
•
litigation relating to the Transactions and the costs and distractions related thereto, including litigation related to any failure to complete the Transactions.

The market price of our common shares may also fluctuate significantly based on announcements by Genmab, other third parties, or us regarding our business, the Transactions or based on market perceptions of the likelihood of the satisfaction of the Minimum Condition (as defined in the Transaction Agreement) or other conditions to the consummation of the Transactions. Such announcements may lead to perceptions in the market that the Transactions may not be completed, which could cause our share price to fluctuate or decline.

The Transaction Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Genmab a termination fee of approximately $240,000,000 in specified circumstances, including (i) a termination by Merus to enter into an acquisition agreement in respect of a superior proposal, (ii) a termination by Genmab following an Adverse Recommendation Change (as defined in the Transaction Agreement) and (iii) in the event that an Acquisition Proposal (as defined in the Transaction Agreement) is made public prior to a termination for certain specified reasons set forth in the Transaction Agreement and, within 12 months of such termination, Merus consummates or enters into an agreement with respect to an Acquisition Proposal or consummates a transaction specified in the definition of Acquisition Proposal. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, in some circumstances, if the Transaction Agreement is terminated prior to the consummation of the Transactions, after such termination of the Transaction Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Transactions. These provisions might also result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Transaction Agreement, including, in certain circumstances, after a valid termination of the Transaction Agreement in accordance with the terms thereof.

While the Transaction Agreement is in effect, we are subject to restrictions on our business activities.

The Transaction Agreement includes restrictions on the conduct of our business prior to the completion of the Transactions, generally requiring us to conduct our business only in the ordinary course in all material respects and to use reasonable best efforts to preserve substantially intact in all material respects our business organization, assets, properties and business relations. In addition, we are subject to a variety of specified restrictions. Unless we obtain Genmab’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Transaction Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur indebtedness, issue additional common shares outside of our equity incentive plans, repurchase our common shares, pay dividends, acquire certain assets or securities, sell or dispose of certain intellectual property, enter into certain material contracts or make certain capital expenditures beyond specified amounts. We may find that these and other contractual restrictions in the Transaction Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common shares.

Shareholder litigation or creditor opposition could prevent or delay the closing of the Transactions or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future shareholder litigation, or creditor opposition under Dutch law, filed in connection with the Transactions. Such litigation or creditor opposition could cause a delay in completion of the Transactions or may adversely affect our ability to complete the Transactions. The outcome of litigation is uncertain, including the amount of costs associated with defending any claims or any other liabilities that may be incurred in connection with the litigation of such claims, and we may not be successful in defending against any such future claims. We could incur significant costs in connection with any such lawsuit or creditor opposition, including costs associated with the indemnification obligations we owe to our directors, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially. If a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Transactions, then such injunctive or other relief may prevent the Transactions from becoming effective within the expected timeframe or at all.

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

If the Transactions are not completed and if we fail to enter into new strategic relationships our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

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

We currently rely on third-party suppliers and other third parties for production of our antibody candidates and our dependence on these third parties may impair the advancement of our research and development programs and the development of our antibody candidates. Moreover, if the Transactions are not completed, we intend to rely on third parties to produce commercial supplies of any approved antibody candidate and our commercialization of any of our antibody candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA or comparable foreign regulatory authorities following inspection of their facilities and procedures to manufacture our antibody candidates and products, fail to provide us with sufficient quantities of antibody product or fail to do so at acceptable timing, quality levels or prices or fail to otherwise complete their duties in compliance with their obligations to us or other parties.

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

For example, as discussed further in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, on February 11, 2025, Xencor, Inc. (Xencor) filed two petitions for IPR before the PTAB of U.S. Patent Nos. 9,358,268 and 11,926,859, challenging such patents as allegedly invalid as anticipated and obvious in view of certain alleged prior art. On May 30, 2025, we filed requests for discretionary denial of institution of each petition. On June 30, 2025, Xencor filed oppositions to our discretionary denial briefs. We filed reply briefs on July 9, 2025, and Xencor filed sur-reply briefs on July 11, 2025. On July 17, 2025, the Acting Director of the United States Patent and Trademark Office (USPTO) issued a decision denying our requests for discretionary denial and referring the petitions to the PTAB to handle in the normal course, including by issuing a decision on whether to institute a petition, addressing the merits and other non-discretionary considerations. On June 30, 2025, we filed a Patent Owner’s Preliminary Response (POPR) under 37 C.F.R. § 42.107, addressing the merits of Xencor’s petitions and other statutory considerations, in each IPR proceeding, asserting institution should be denied for both patents. Decisions from the PTAB issued on September 26, 2025, instituting the IPRs for the '268 Patent and '859 Patent, with proceedings to follow.

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

For example, as discussed further in Note 6, "Commitments and Contingencies," to our unaudited condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q, on August 5, 2024, the Company filed a complaint in the United States District Court of Delaware against Xencor alleging Xencor is infringing our U.S. Patent Numbers (Nos.) 9,944,695 and 9,358,268, and 11,926,859, related to Xencor's manufacture, use, offer for sale, sale, and/or importation of certain antibodies and antibody technologies and methods in and/or into the United States. We are the plaintiff and Xencor is the defendant. As a result of Xencor’s acts, we alleged that the Company has suffered and continues to suffer damages, is entitled to recover from Xencor damages sustained as a result of Xencor's wrongful and infringing acts, and the Company has and will continue to suffer, irreparable harm for which there is no remedy at law. Accordingly, we seek, among other things, damages, equitable remedies, and an award of attorneys' fees. On October 10, 2024, Xencor filed a motion to dismiss under Federal Rule of Civil Procedure 12(b)(6), which we responded to via an answering brief in opposition on October 31, 2024, and to which Xencor replied on November 14, 2024, with further submissions by the parties and proceedings to follow. While we believe this litigation is meritorious, it may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if the breadth or strength of protection provided by our patents and patent applications could be threatened by defenses or counterclaims raised, which could have a potentially negative material impact on our business.

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

Our success depends upon the contributions of our senior leaders, including our board of directors, our senior management, and other key scientific and technical personnel, many of whom have been instrumental for us and have substantial experience with our antibody candidates and related technologies. The loss of key senior management, managers and senior scientists could delay our research and development and clinical trial activities or impair our ability operate the company effectively. In addition, the competition for qualified personnel in the biopharmaceutical and pharmaceutical field is increasingly intense, and our future success depends upon our ability to attract, retain and motivate highly-skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions and other organizations. If our recruitment and retention efforts are unsuccessful, it may be difficult for us to implement our business strategy, which could have a material adverse effect on our business. Our success also depends on our ability to manage transitions among our senior management and other key personnel. In July 2024, Hui Liu, Ph.D., stepped down as Chief Business Officer, Dr. Andrew Joe, M.D., resigned as Chief Medical Officer, Dr. Lex Bakker resigned as Chief Development Officer, Dr. Fabian Zohren, M.D., was appointed as Executive Vice President and Chief Medical Officer, effective July 1, 2024, and Ms. Audrey Bergan was appointed as Chief People Officer, effective November 4, 2024. If we are unable to continue to manage orderly transitions in these cases or for other key personnel in the future, or if we are unable to adequately integrate the new Chief Medical Officer, Chief People Officer, or retain our other existing senior management, managers and senior scientists, our business may be adversely affected. The Transactions may make it more difficult to attract and retain qualified employees due to the uncertainty about whether or when the Transactions will close and the impact of the Transactions on our employees.

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

•
our ability to consummate the Transactions within the expected timeframe, if at all;
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

We have not paid any cash dividends since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that any earnings will be reinvested in our business and that cash dividends will not be paid until we have an established revenue stream to support continuing cash dividends. Payment of any future dividends to shareholders will in addition effectively be at the discretion of the general meeting, upon proposal of the board of directors, after taking into account various factors including our business prospects, cash requirements, financial performance and new product development. Additionally, the Transaction Agreement generally restricts our ability to pay any dividends on our common shares during the interim period between the execution of the Transaction Agreement and the Acceptance Time (or the date on which the Transaction Agreement is earlier terminated). In addition, payment of future cash dividends may be made only if our shareholders’ equity exceeds the sum of our paid-in and called-up share capital plus the reserves required to be maintained by Dutch law or by our articles of association. Accordingly, investors cannot rely on cash dividend income from our common shares and any returns on an investment in our common shares will likely depend entirely upon any future appreciation in the price of our common shares. In addition, the low trading volume of our common shares may adversely affect the trading price of our common shares, and our shareholders may not be able to sell their common shares for a price higher than the price they paid for our common shares.

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

Item 5. Other Information

(a) None.

(b) None.

(c) Insider Trading Arrangements and Policies.

On August 29, 2025, Peter B. Silverman, the Company’s Chief Operating Officer and General Counsel, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and originally adopted on March 20, 2025 for the sale of up to 117,500 common shares of the Company until June 19, 2026.

Other than as disclosed above, during the three months ended September 30, 2025, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Incorporated by Reference to Filings Indicated
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed/ Furnished

2.1†	Transaction Agreement, dated as of September 29, 2025, by and among Genmab A/S, Genmab Holding II B.V. and Merus N.V.	8-K	001-37773	2.1	9/29/2025
3.1	Articles of Association of Merus N.V., as amended on July 29, 2024	10-Q	001-37773	3.1	8/1/2024
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

†

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Merus agrees to furnish supplementally a copy of any such schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERUS N.V.

Date: October 31, 2025	By:	/s/ Sven A. Lundberg
Sven (Bill) Ante Lundberg
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2025	By:	/s/ Gregory D. Perry
Gregory D. Perry
Chief Financial Officer
(Principal Financial Officer)